Form 10-K
period 2001-12-31
ISP GLOBAL TECHNOLOGIES INC /NY/; ISP ALGINATES INC; ISP FREETOWN FINE CHEMICALS INC; ISP MANAGEMENT CO INC; VERONA INC; BLUEHALL INC; ISP REAL ESTATE CO INC; ISP INVESTMENTS INC; ISP INTERNATIONAL CORP; ISP ENVIRONMENTAL SERVICES INC
filed 2002-03-27
CIK 1159972, 1159971, 1159970, 1159969, 885716, 883545, 883540, 883534, 883533, 883522

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 -------------

                                   FORM 10-K

          |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM          TO

                       COMMISSION FILE NUMBER 333-17827-01

                                 ISP CHEMCO INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                  51-0382622
      (State of Incorporation)             (I.R.S. Employer Identification No.)

        300 DELAWARE AVENUE
              SUITE 303
         WILMINGTON, DELAWARE                              19801
(Address of Principal Executive Offices)                (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (302) 427-5818

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

     As of March 26, 2002, 100 shares of common stock, par value $.01 per share, of the registrant were outstanding. There is no trading market for the common stock of the registrant. As of March 26, 2002, each of the additional registrants had the number of shares outstanding which is shown on the table below. There is no trading market for the common stock of the additional registrants. No shares of the registrant or the additional registrants were held by non-affiliates.

     THE REGISTRANT AND THE ADDITIONAL REGISTRANTS MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                                                                   ADDRESS, INCLUDING ZIP CODE
EXACT NAME OF       STATE OR OTHER                  I.R.S.            AND TELEPHONE NUMBER,
REGISTRANT AS        JURISDICTION    NUMBER OF     EMPLOYER          INCLUDING AREA CODE OF
SPECIFIED IN       OF INCORPORATION   SHARES    IDENTIFICATION        REGISTRANT'S PRINCIPAL     COMMISSION
ITS CHARTER         OR ORGANIZATION OUTSTANDING     NUMBER              EXECUTIVE OFFICE           FILE NO.
-----------------  ---------------- ----------- --------------    -----------------------------  ----------
ISP Chemicals Inc.      Delaware        10        22-3807357         Route 95 Industrial Area,    333-70144-08
                                                                           P.O. Box 37
                                                                      Calvert City, KY 42029
                                                                         (270) 395-4165
ISP Minerals Inc.       Delaware        10        22-3807370            34 Charles Street         333-70144-07
                                                                       Hagerstown, MD 21740
                                                                         (301) 733-4000
ISP Technologies Inc.   Delaware        10        22-3807372          4501 Attwater Avenue        333-70144-09
                                                                      and State Highway 146
                                                                       Texas City, TX 77590
                                                                         (409) 945-3411
ISP Management          Delaware        10        22-3807364             1361 Alps Road           333-70144-13
  Company, Inc.                                                          Wayne, NJ 07470
                                                                         (973) 628-4000
Bluehall Incorporated   Delaware         1        13-3335905    c/o ISP Management Company, Inc.  033-44862-15
                                                                         1361 Alps Road
                                                                         Wayne, NJ 07470
                                                                         (973) 628-4000
Verona Inc.             Delaware        100       22-3036319             1361 Alps Road
                                                                         Wayne, NJ 07470          033-44862-16
                                                                         (973) 628-4000
ISP Real Estate         Delaware         2        22-2886551             1361 Alps Road
  Company Inc.                                                          Wayne, NJ 07470           033-44862-12
                                                                         (973) 628-4000
ISP Freetown Fine       Delaware        10        52-2069636          238 South Main Street       033-70144-12
  Chemicals Inc.                                                        Assonet, MA 02702
                                                                         (508) 672-0634
ISP International Corp. Delaware        10        51-0333734           300 Delaware Avenue        033-44862-07
                                                                            Suite 303
                                                                       Wilmington, DE 19801
                                                                         (302) 427-5715
ISP (Puerto Rico) Inc.  Delaware        10        22-2934561            Mirador de Bairoa         033-44862-03
                                                                         Calle 27 ST-14
                                                                         HC01 Box 29030
                                                                             PMB 15
                                                                      Caguas, PR 00725-8900
                                                                         (787) 744-3188
ISP Alginates Inc.      Delaware        10        22-3676745          2145 East Belt Street       333-70144-11
                                                                       San Diego, CA 92113
                                                                         (619) 557-3100
ISP Environmental       Delaware        10        51-0333801             1361 Alps Road           033-44862-04
  Services Inc.                                                         Wayne, NJ 07470
                                                                         (973) 628-4000
ISP Global              Delaware        10        22-3807358           300 Delaware Avenue        333-70144-10
  Technologies Inc.                                                         Suite 303
                                                                      Wilmington, DE 19801
                                                                         (302) 427-5852
ISP Investments Inc.    Delaware        10        22-3807361           300 Delaware Avenue        033-44862-08
                                                                            Suite 303
                                                                      Wilmington, DE 19801
                                                                         (302) 427-5822
ISP Chemicals LLC       Delaware        N/A       22-3807378        Route 95 Industrial Area      333-70144-04
                                                                           P.O. Box 37
                                                                     Calvert City, KY 42029
                                                                         (270) 395-4165

                                                                   ADDRESS, INCLUDING ZIP CODE
EXACT NAME OF       STATE OR OTHER                  I.R.S.            AND TELEPHONE NUMBER,
REGISTRANT AS        JURISDICTION    NUMBER OF     EMPLOYER          INCLUDING AREA CODE OF
SPECIFIED IN       OF INCORPORATION   SHARES    IDENTIFICATION        REGISTRANT'S PRINCIPAL     COMMISSION
ITS CHARTER         OR ORGANIZATION OUTSTANDING     NUMBER              EXECUTIVE OFFICE           FILE NO.
-----------------  ---------------- ----------- --------------    -----------------------------  ----------
ISP Management LLC      Delaware        N/A       22-3807385             1361 Alps Road           333-70144-05
                                                                         Wayne, NJ 07470
                                                                         (973) 628-4000
ISP Minerals LLC        Delaware        N/A       22-3807387            34 Charles Street         333-70144-01
                                                                      Hagerstown, MD 21740
                                                                         (301) 733-4000
ISP Technologies LLC    Delaware        N/A       22-3807390        4501 Attwater Avenue and      333-70144-06
                                                                        State Highway 146
                                                                      Texas City, TX 77590
                                                                         (409) 945-3411
ISP Investments LLC     Delaware        N/A       22-3807381           300 Delaware Avenue        333-70144-03
                                                                            Suite 303
                                                                      Wilmington, DE 19801
                                                                         (302) 427-5822
ISP Global              Delaware        N/A       22-3807380           300 Delaware Avenue        333-70144-02
  Technologies LLC                                                          Suite 303
                                                                      Wilmington, DE 19801
                                                                         (302) 427-5852

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     ISP Chemco Inc., formerly known as ISP Opco Holdings Inc., is a leading multinational manufacturer of specialty chemicals and mineral products. ISP Chemco is an indirect wholly owned subsidiary of International Specialty Products Inc. ISP Chemco was incorporated in Delaware in 1998. Unless otherwise indicated by the context, "we," "us," "our," and "ISP Chemco" refer to ISP Chemco Inc. and its consolidated subsidiaries. "ISP" refers to International Specialty Products Inc. and its consolidated subsidiaries.

     ISP operates its business exclusively through its direct and indirect subsidiaries. ISP owns all of the issued and outstanding capital stock of International Specialty Holdings Inc., formerly known as Newco Holdings, which was formed in 2001 in connection with an internal restructuring ISP completed in June 2001. International Specialty Holdings owns all of the issued and outstanding capital stock of ISP Chemco and ISP Investco LLC. ISP Chemco operates ISP's specialty chemicals business, exclusively through its direct and indirect subsidiaries. ISP Investco was formed in 2001 for the purpose of holding all of ISP's investment assets and related liabilities.

     In December 2001, ISP entered into a letter agreement to sell our pharmaceutical fine chemicals business to Pharmaceutical Resources, Inc. On March 14, 2002, ISP announced that the sale would not be consummated, due to the failure of Pharmaceutical Resources to proceed with the transaction in a timely manner. Under the terms of the letter agreement, ISP received a $3.0 million break-up fee.

     The address and telephone number of our principal executive offices are 300 Delaware Avenue, Suite 303, Wilmington, Delaware 19801, (302) 427-5818.

     Financial information concerning our industry segments and foreign and domestic operations required by Item 1 is included in Notes 17 and 18 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

SPECIALTY CHEMICALS

   PRODUCTS AND MARKETS.

     We manufacture a broad spectrum of specialty chemicals having numerous applications in consumer and industrial products. We use proprietary technology to convert various raw materials, through a chain of one or more processing steps, into increasingly complex and higher value-added specialty chemicals specifically developed to meet customer requirements.

     Our specialty chemicals business is organized based upon the markets for our products. Accordingly, we manage our specialty chemicals in the following three business segments:

     o Personal Care -- whose products are sold to the skin care and hair care markets;

     o Pharmaceutical, Food and Beverage -- whose products are sold to these three government-regulated industries; and

     o Performance Chemicals, Fine Chemicals and Industrial -- whose products are sold to numerous consumer and industrial markets.

     In each of the years ending December 31, 1999, 2000 and 2001, sales of specialty chemicals represented approximately 90% of our revenues. For information about the amount of sales by each of our specialty chemicals business segments, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations," and
Note 17 to our Consolidated Financial Statements included in this Annual Report on Form 10-K. Most of our specialty chemical products fall within the following categories:

     o VINYL ETHER MONOMERS -- includes several products for use in specialty and radiation-cured coatings. Our vinyl ether monomers are marketed by the Performance Chemicals group of our Performance Chemicals, Fine Chemicals and Industrial business segment.

     o VINYL ETHER COPOLYMERS -- includes our GANTREZ(R) line of products. These products serve as a bioadhesive resin in consumer products such as tartar-control toothpaste, denture adhesives and facial pore strips. Vinyl ether copolymers are marketed by our Personal Care and Pharmaceutical, Food and Beverage business segments.

     o POLYVINYL PYRROLIDONE (PVP) POLYMERS AND COPOLYMERS -- represents our largest product group. These polymers and copolymers are marketed by all of our business segments. Our PLASDONE(R), POLYCLAR(R) and GAFQUAT(R) product lines, which are used as tablet binders, beverage clarifiers and hair fixative resins, respectively, are included in this group.

     o INTERMEDIATES -- includes butanediol, butenediol, butynediol, and propargyl alcohol for use in numerous industrial applications. Intermediates are marketed by our Performance Chemicals, Fine Chemicals and Industrial business segment. Our largest selling intermediate product is butanediol, which is utilized by industrial companies to manufacture spandex fibers and polybutylene terephthalate (PBT) plastics for use in automobiles.

     o   SOLVENTS -- includes our M-PYROL(R) brand of N-methyl pyrrolidone
         (NMP), for use in metal degreasing and paint stripping, BLO(R) brand of gamma-butyrolactone, for use by electronics companies in the manufacture of semiconductors and micro-processing chips, and tetrahydrofuran (THF), which is used in the manufacture and installation of PVC pipe. Solvents are also marketed by our Performance Chemicals, Fine Chemicals and Industrial business segment.

     o ALGINATES -- includes sodium alginate, propylene glycol alginate and other alginate derivatives for use as thickeners, stabilizers and viscosity modifiers. These products are marketed by our Pharmaceutical, Food and Beverage business segment, with the majority of our sales to the food industry.

     The balance of our specialty chemical products are marketed by our Performance Chemicals, Fine Chemicals and Industrial business segment, along with sunscreens, preservatives and emollients, each marketed by our Personal Care business segment.

     PERSONAL CARE. Our Personal Care business segment markets numerous specialty chemicals that serve as critical ingredients in the formulation of many well-known skin care, hair care, toiletry and cosmetic products.

     Our skin care ingredients include:

     o   ultraviolet (UV) light absorbing chemicals, which serve as sunscreens;

     o   emollients, which provide skin softness;

     o   moisturizers, which enhance the skin's water balance;

     o waterproofing agents, which enhance the performance of eye-liners and sunscreens in wet environments; and

     o preservatives, which extend the shelf life of aqueous-based cosmetic formulations by preventing the growth of harmful bacteria.

     Our ESCALOL(R) sunscreen actives serve as the primary active ingredient in many of the most popular sunscreens today and increasingly find applications in many other products such as lipsticks and facial creams. Our SUNSPHERES(TM) product, which was jointly developed through our strategic alliance with a third party, significantly enhances the sun protection properties of UV absorbers used in skin care, makeup and beach products. Our CERAPHYL(R) line of emollients and moisturizers provides a variety of popular bath products with their softening and moisturizing characteristics. We produce a growing number of specialty preservatives, including GERMALL(R) Plus, a patented product that offers broad-spectrum anti-microbial activity, and SUTTOCIDE(R) A, a preservative gentle enough for infant care products.

     Our hair care ingredients, marketed under the GANTREZ(R), GAFQUAT(R), and PVP/VA family of products, include a number of specially formulated fixative resins which provide hairsprays, mousses and gels with their holding power, as well as thickeners and stabilizers for shampoos and conditioners. Utilizing our combined expertise in hair care and sunscreen applications, we developed the world's first high performance hair protectant, ESCALOL(R) HP-610, to prevent sun damage to hair. We also developed a new polymer, AQUAFLEX(R) FX-64, for use in styling products and low VOC hair sprays where it provides a soft feeling with a long lasting hold for both aerosol and pump spray applications.

     PHARMACEUTICAL, FOOD AND BEVERAGE. Our specialty chemicals for the Pharmaceutical, Food and Beverage markets provide a number of end-use products with their unique properties while enabling these products to meet increasingly strict regulatory requirements.

     In the pharmaceutical market, our specialty chemicals serve as key ingredients in the following types of products:

     o   prescription and over-the-counter tablets;

     o   injectable prescription drugs and serums;

     o   cough syrups;

     o   antiseptics;

     o   toothpastes; and

     o   denture adhesives.

     Our PLASDONE(R) and POLYPLASDONE(R) polymers for tablet binders and tablet disintegrants are established excipients for use in the production of wet granulated tablets, and our GANTREZ(R) bioadhesive polymers serve as critical ingredients in denture adhesives and tartar control toothpastes.

     Our advanced materials product line includes the FERRONYL(R) brand of dietary iron supplement, which is marketed to the pharmaceutical industry.

     In the food and beverage markets, our alginates and acetylene-derived polymers serve as critical ingredients in the manufacture of numerous consumer products, including salad dressings, cheese sauces, fruit fillings, beer and health drinks. For example, our alginates products, marketed under the KELCOLOID(R) tradename, are used as stabilizers in many well-known consumer products, while our acetylene-based specialty polymers, marketed under the POLYCLAR(R) tradename, serve the beverage market by assuring the clarity and extending the shelf life of beer, wine and fruit juices.

     PERFORMANCE CHEMICALS, FINE CHEMICALS AND INDUSTRIAL. Our Performance Chemicals business includes acetylene-based polymers, vinyl ether monomers and advanced materials for consumer, agricultural and industrial applications. Our acetylene-based chemistry produces a number of performance chemicals for use in a wide range of markets including:

     o   coatings;

     o   agriculture;

     o   imaging;

     o   detergents;

     o   electronics; and

     o   metalworking.

     VIVIPRINT(TM) is our new line of polymers developed for specialty coating applications in ink jet printing. These products provide significant moisture and abrasion resistance, high gloss and excellent resolution for high quality printers and photo reproductions.

     Our advanced materials product line includes high-purity carbonyl iron powders, sold under the MICROPOWDER(R) name, for use in the aerospace, defense, electronics and powder metallurgy industries.

     On December 31, 2001, we acquired the industrial biocides business of Degussa Corporation. This business is comprised of a broad range of preservatives and fungicides for various product applications, including paints and coatings. The acquisition, which includes a manufacturing plant in Toronto, Canada, complements our strategic platform for preservation and significantly expands our specialty chemicals offering to the coatings industry.

     Our Fine Chemicals business focuses on the production of a variety of highly specialized products sold to the pharmaceutical, biotechnology, agricultural and imaging markets. We also offer custom manufacturing services for these industries. The pharmaceutical ingredients portion of the business is centered in our Columbus, Ohio facility.

     We have expanded our Freetown, Massachusetts manufacturing facility's production capabilities to allow for the manufacture of some specialty chemical product lines for our Personal Care business segment and to offer custom manufacturing capability to the pharmaceutical, biotechnology, agricultural and chemical process industries. In connection with the relocation of some of our production lines for our Personal Care business segment to our Freetown facility, we shut down our manufacturing operation at our Belleville, New Jersey plant in the first quarter of 2001.

     In our Industrial business, we market several intermediate and solvent products, such as butanediol, tetrahydrofuran (THF) and N-methyl pyrrolidone
(NMP), for use in a variety of industries, including:

     o   high performance plastics;

     o   lubricating oil and chemical processing;

     o   electronics cleaning; and

     o   coatings.

     In addition, we offer a family of environmentally friendly products that can replace chlorinated and other volatile solvents for a variety of industrial uses, including cleaning, stripping and degreasing.

     In the first quarter of 2001, we shut down production of butanediol at our Texas City facility and now manufacture butanediol solely at our Marl, Germany facility. We continue to produce polymers at our Calvert City and Texas City plants and also continue to produce propargyl alcohol from butynediol.

   MARKETING AND SALES.

     We market our specialty chemicals using a worldwide marketing and sales force, typically chemists or chemical engineers, who work closely with our customers to familiarize themselves with our customers' products, manufacturing processes and markets. We primarily sell our specialty chemicals directly to our customers through our global distribution network. We sell a limited portion of our specialty chemicals through distributors. We conduct our domestic marketing and sales efforts from our facility in Wayne, New Jersey and regional offices strategically located throughout the United States.

   INTERNATIONAL OPERATIONS.

     We conduct our international operations through 39 subsidiaries and 48 sales offices located in Europe, Canada, Latin America and the Asia-Pacific region. We also use the services of local distributors to reach markets that might otherwise be unavailable to us.

     International sales of our specialty chemicals in 1999, 2000 and 2001 were approximately 48%, 50% and 52% of our total sales for those periods, respectively. Approximately 38% of our specialty chemicals sales in 2001 were in Europe and Japan. For more information about our international sales, see Note 18 to our Consolidated Financial Statements included in this Annual Report on Form 10-K. International sales are subject to exchange rate fluctuation risks. For a discussion of our policy regarding the management of these risks, see Item 7,

"Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Financial Condition." Other countries in which we have sales are subject to additional risks, including high rates of inflation, exchange controls, government expropriation and general instability.

     We own and operate ISP Marl GmbH, primarily a butanediol manufacturing facility, and ISP Acetylene GmbH, an acetylene production plant. Both production facilities are located at Degussa's Chemiepark site in Marl, Germany, and each relies upon Degussa to provide specific services, including utilities, rail transport and waste handling. We believe that the production costs for butanediol and THF at ISP Marl are among the most competitive in the industry. ISP Acetylene operates a fully-dedicated modern production facility that provides ISP Marl with its primary raw material, acetylene. ISP Acetylene, which employs electric arc technology for the production of acetylene from various hydrocarbon feedstocks, utilizes state-of-the-art gas separation technology. ISP Acetylene's entire production is dedicated to fulfilling ISP Marl's requirements and has no third-party sales.

     We operate an alginates manufacturing plant in Girvan, Scotland and a research and administrative center in Tadworth, England. In addition, we hold equity investments in three seaweed processing joint ventures located in Ireland, Iceland and Tasmania. These joint ventures serve to provide our alginates business with a steady supply of its primary raw material, seaweed.

     For information about the locations of our long-lived international assets, see Note 18 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

   RAW MATERIALS.

     Because of the multi-step processes required to manufacture our specialty chemicals, we believe that our raw materials costs represent a smaller percentage of the cost of goods sold than for most other chemical companies. We estimate that approximately one-third of our manufacturing costs are for raw materials, including energy and packaging. As a result, we believe that fluctuations in the price of raw materials have less of an impact on our specialty chemicals business than on those chemical companies for which raw materials costs represent a larger percentage of manufacturing costs.

     The principal raw materials used in the manufacture of our acetylene-based specialty chemicals are acetylene, methanol and methylamine. Most of the raw materials for consumption in the United States are obtained from third party sources pursuant to supply agreements. Acetylene, a significant raw material used in the production of most of our specialty chemicals, is obtained by us for domestic use from two unaffiliated suppliers pursuant to supply contracts. At our Texas City, Texas plant, acetylene is primarily supplied via pipeline by a neighboring large multinational company that generates this raw material as a by-product from the manufacture of ethylene. At our Calvert City, Kentucky facility, acetylene is supplied via pipeline by a neighboring company that generates it from calcium carbide.

     Due to the nature of the manufacturing process, electricity and hydrocarbon feedstocks, primarily butane, are critical raw materials for the production of acetylene at our operations in Marl, Germany, where methanol is also a principal raw material. Electricity, butane and methanol for our Marl, Germany operations are supplied by Degussa pursuant to a long-term supply agreement.

     We believe that the diversity of our acetylene supply sources and our use of a number of acetylene production technologies, including ethylene by-product, calcium carbide and electric arc technology, provide us with a reliable supply of acetylene. In the event of a substantial interruption in the supply of acetylene from current sources, or, in the case of ISP Marl, electricity and hydrocarbon feedstocks, we cannot assure that we would be able to obtain as much acetylene from other sources as would be necessary to meet our supply requirements. To date, we have not experienced an interruption of our acetylene supply that has had a material adverse effect on our sales of specialty chemicals.

     The principal raw material used in the manufacture of alginates consists of select species of seaweed. We process seaweed in both wet and dry forms. We use our own specially designed vessels to harvest, under government license, wet seaweed from leased kelp beds in the Pacific Ocean to supply our San Diego, California facility. Our Girvan, Scotland facility processes primarily dry seaweed purchased from our joint ventures in

Iceland, Ireland and Tasmania, as well as from independent suppliers in South America. We believe that the species of seaweed required to manufacture alginates will remain readily available and that we will have adequate access to this seaweed to provide us with adequate supplies of this raw material for the foreseeable future.

     Availability of other raw materials, including methanol and methylamine, remained adequate during 2001. We believe that, in the event of a supply interruption, we could obtain adequate supplies of raw materials from alternate sources.

     We use natural gas and raw materials derived from petroleum in many of our manufacturing processes and, consequently, the price and availability of natural gas and petroleum could be material to our operations. During 2001, supplies of natural gas and petroleum remained adequate.

MINERAL PRODUCTS

   PRODUCTS AND MARKETS.

     We manufacture mineral products consisting of semiceramic-coated colored roofing granules, algae resistant granules and headlap granules, which are produced from rock deposits that are mined and crushed at our quarries. We utilize a proprietary process to produce our colored and algae resistant roofing granules. We sell our mineral roofing granules primarily to the United States roofing industry for use in the manufacture of asphalt roofing shingles. The granules help to provide weather resistance, decorative coloring, heat deflection and increased weight in the shingle. We are the second largest of only three major suppliers of colored roofing granules in the United States. For information about the amount of sales of our mineral products see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations," and Note 17 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

     We estimate that approximately 80% of the asphalt shingles currently produced by the roofing industry are sold for the reroofing/replacement market, in which demand is driven not by the pace of new home construction but by the needs of homeowners to replace existing roofs. Homeowners generally replace their roofs either because they are worn, thereby creating concerns as to weather-tightness, or because of the homeowners' desire to upgrade the appearance of their homes. We estimate that the balance of the roofing industry's asphalt shingle production historically has been sold primarily for use in new housing construction. Sales of our colored mineral granules have benefited from a trend toward the increased use of heavyweight, three-dimensional laminated roofing shingles which results in both functional and aesthetic improvements. These shingles require, on average, approximately 60% more granules than traditional three-tab, lightweight roofing shingles.

     Sales to Building Materials Corporation of America, or BMCA, our affiliate, and its subsidiaries constituted approximately 79% of our mineral products net sales in 2001. See Note 16 to our Consolidated Financial Statements included in this Annual Report on Form 10-K. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- 2001 Compared with 2000."

   MARKETING AND SALES.

     We market our mineral products on a national basis to residential and commercial roofing manufacturers utilizing a direct sales team with expertise in product application and logistics. We ship finished products using rail and trucks from three manufacturing facilities strategically located throughout the United States. From our offices located in Hagerstown, MD, we provide logistical support and operate a customer design center to engineer product applications according to our customers' requirements. Our technical services and manufacturing teams provide support and consultation services upon specific requirements by our customers.

   RAW MATERIALS.

     We own rock deposits that have specific performance characteristics, including weatherability, the ability to reflect UV light, abrasion-resistance, non-staining characteristics and the ability to absorb pigments. We own three quarries, each with proven reserves, based on current production levels, of more than 20 years.

COMPETITION

     We believe that we are either the first or second largest seller, based on revenues, worldwide of our specialty chemicals derived from acetylene, other than butanediol and tetrahydrofuran, and the second largest seller, based on revenues, of alginates.

     In each end-use market, there are a limited number of companies that produce substitutable products for our acetylene-derived specialty chemicals. These companies compete with us in the personal care, pharmaceutical, beverage and industrial markets and have the effect of limiting our market penetration and pricing flexibility. For our specialty chemicals not derived from acetylene, including alginates, sunscreens, emollients, moisturizers and fine chemicals, a number of world-wide competitors can provide similar products or services.

     Butanediol, which we produce primarily for use as a raw material, is also manufactured by a limited number of companies throughout the world for both their captive use or to supply the merchant market. We believe that there are three competitors of significance for merchant market butanediol. One of these competitors supplies the merchant market from its plants in the United States and in Europe. Two other competitors each supply the merchant market from their single manufacturing plants in the United States. Tetrahydrofuran and N-methyl pyrrolidone are manufactured by a number of companies throughout the world.

     With regard to our mineral products, we have only one larger and one smaller competitor and believe that competition has been limited by:

     o the substantial capital expenditures associated with the construction of new mineral processing and coloring plants and the acquisition of suitable rock reserves;

     o   the limited availability of proven rock sources;

     o the complexity associated with the construction of a mineral processing and coloring plant, together with the technical know-how required to operate such a plant;

     o the need to obtain, prior to commencing operations, reliable data over a substantial period of time regarding the weathering of granules in order to assure the quality and durability of the product; and

     o the difficulty in obtaining the necessary permits to mine and operate a quarry.

     Competition in the markets for our specialty chemicals and mineral products is largely based upon product and service quality, technology, distribution capability and price. We believe that we are well-positioned in the marketplace as a result of our broad product lines, sophisticated technology and worldwide distribution network.

RESEARCH AND DEVELOPMENT

     Our worldwide research and development expenditures were $23.0, $25.6 and $25.4 million in 1999, 2000 and 2001, respectively.

     Our research and development activities are conducted primarily at our worldwide technical center and laboratories in Wayne, New Jersey. Additional research and development is conducted at plant sites in Calvert City, Kentucky; Texas City, Texas; Chatham, New Jersey; Freetown, Massachusetts; Columbus, Ohio; San Diego, California; and Girvan, Scotland, and at a research center in Piscataway, New Jersey, as well as at technical centers in the United Kingdom, Germany, China, Singapore, Mexico and Israel. Our mineral products research and development facility, together with our customer design and color center, is located in Hagerstown, Maryland.

ENVIRONMENTAL SERVICES

     We have received site designation for the construction of a hazardous waste treatment, storage and disposal facility at our Linden, New Jersey property and have received approval from the New Jersey Turnpike Authority for a direct access ramp extension from the New Jersey Turnpike to the site. If we are successful in securing the necessary permits to construct and operate the hazardous waste facility and decide to proceed with this project, we would develop and operate the facility in a separate subsidiary, either on our own or in a joint venture with a suitable partner. We estimate that the cost of constructing the facility will be approximately $100 million and, if approved, the facility is anticipated to be in operation three years after commencement of construction. We anticipate utilizing internally generated cash and/or seeking project or other independent financing for this project. We are also investigating other development opportunities at this site consistent with a plan by the County of Union to re-develop the Tremley Point area of Linden. We expect that related planning and evaluation efforts will continue through 2002.

PATENTS AND TRADEMARKS

     As of December 31, 2001, we owned or licensed approximately 370 domestic and 540 foreign patents or patent applications and owned or licensed approximately 155 domestic and 2,015 foreign trademark registrations or applications related to our business. While we believe the patent protection covering some of our products is material to those products, we do not believe that any single patent, patent application or trademark is material to our business or operations. We believe that the duration of the existing patents and patent licenses is consistent with our business needs.

ENVIRONMENTAL COMPLIANCE

     Since 1970, a wide variety of federal, state and local environmental laws and regulations relating to environmental matters have been adopted and amended. By reason of the nature of our operations and the operations of our predecessor and certain of the substances that are or have been used, produced or discharged at our or our predecessor's plants or at other locations, we are affected by these environmental laws and regulations. We have made capital expenditures of approximately $5.0 million in each of 1999 and 2000, and approximately $6.3 million in the year ended December 31, 2001, in order to comply with these laws and regulations. These expenditures are included in additions to property, plant and equipment. We anticipate that aggregate capital expenditures relating to environmental compliance in each of the years 2002 and 2003 will be approximately $6.0 million.

     The environmental laws and regulations deal with air and water emissions or discharges into the environment, as well as the generation, storage, treatment, transportation and disposal of solid and hazardous waste, and the remediation of any releases of hazardous substances and materials to the environment. We believe that our manufacturing facilities comply in all material respects with applicable environmental laws and regulations, and, while we cannot predict whether more burdensome requirements will be adopted by governmental authorities in the future, we believe that any potential liability for compliance with environmental laws and regulations will not materially affect our business, liquidity, results of operations, cash flows or financial position.

EMPLOYEES

     At December 31, 2001, we employed approximately 2,600 people worldwide. Approximately 725 employees in the United States were subject to seven union contracts. We believe that our relations with our employees and their unions are satisfactory.

OTHER DEVELOPMENTS

     On May 24, 2001, at Hercules Incorporated's Annual Meeting, three of ISP's director nominees, including Messrs. Heyman and Kumar, were elected as directors. On June 28, 2001, Hercules' board unanimously appointed ISP's fourth director nominee as a director.

ITEM 2.  PROPERTIES

     ISP's corporate headquarters and principal research and development laboratories are located at a 100-acre campus-like office and research park owned by one of our subsidiaries at 1361 Alps Road, Wayne, New Jersey 07470.

     The principal domestic and foreign real properties either owned by, or leased to, us are described below. Unless otherwise indicated, the properties are owned in fee. In addition to the principal facilities listed below, we maintain sales offices and warehouses in the United States and abroad, substantially all of which are in leased premises under relatively short-term leases.

LOCATION                               FACILITY                                         PRODUCT LINE
---------                              ---------                                        -------------

                                              DOMESTIC

Alabama, Huntsville                    Plant*                                            Specialty Chemicals
California, San Diego                  Plant*                                            Specialty Chemicals
Kentucky, Calvert City                 Plant                                             Specialty Chemicals
Maryland, Hagerstown                   Research Center, Design Center, Sales Office      Mineral Products
Massachusetts, Freetown                Plant, Research Center                            Specialty Chemicals
Missouri, Annapolis                    Plant, Quarry                                     Mineral Products
New Jersey
  Bridgewater                          Sales Office*                                     Specialty Chemicals
  Chatham                              Plant, Research Center                            Specialty Chemicals
  Piscataway                           Research Center*, Sales Office*                   Specialty Chemicals
  Wayne                                Headquarters, Corporate Administrative Offices,   Specialty Chemicals
                                         Research Center
New York, New York City                Corporate Administrative Offices                  N/A
Ohio, Columbus                         Plant, Research Center, Sales Office              Specialty Chemicals
Pennsylvania, Blue Ridge Summit        Plant, Quarry                                     Mineral Products
Texas, Texas City                      Plant                                             Specialty Chemicals
Wisconsin, Pembine                     Plant, Quarry                                     Mineral Products

                                  INTERNATIONAL

Belgium, Sint-Niklaas                  Sales Office, Distribution Center                 Specialty Chemicals
Brazil, Sao Paulo                      Sales Office*, Distribution Center*               Specialty Chemicals
Canada, Mississauga, Ontario           Sales Office*, Distribution Center*               Specialty Chemicals
Canada, Toronto, Ontario               Plant, Research Center, Sales Office, Warehouse   Specialty Chemicals
England, Tadworth                      Research Center*, Sales Office*                   Specialty Chemicals
Germany
  Cologne                              European Headquarters*, Research Center*,         Specialty Chemicals
                                         Sales Office*
  Marl                                 Plants**, Sales Office**                          Specialty Chemicals
India, Nagpur                          Plant**                                           Specialty Chemicals
Israel, Haifa                          Plant*, Research Center*                          Specialty Chemicals
Japan, Tokyo                           Sales Office*                                     Specialty Chemicals
Scotland, Girvan                       Plant                                             Specialty Chemicals
Singapore                              Sales Office*, Distribution Center*,              Specialty Chemicals
                                         Asia-Pacific Headquarters*, Warehouse*

---------------------------
*    Leased property
**   Long-term ground lease

     We believe that our plants and facilities, which are of varying ages and are of different construction types, have been satisfactorily maintained, are in good condition, are suitable for their respective operations and generally provide sufficient capacity to meet production requirements. Each plant has adequate transportation facilities for both raw materials and finished products. In 2001, we made capital expenditures in the amount of $53.0 million relating to plant, property and equipment.

ITEM 3.  LEGAL PROCEEDINGS

     We, together with other companies, are a party to a variety of proceedings and lawsuits involving environmental matters under the Comprehensive Environmental Response Compensation and Liability Act, the Resource Conservation and Recovery Act and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or remedial obligations are imposed, a number of which are in the early stages or have been dormant for protracted periods. We refer to these claims in this report as "Environmental Claims".

     We estimate that our liability in respect of all Environmental Claims, including those relating to our closed Linden, New Jersey plant described below, and certain other environmental compliance expenses, as of December 31, 2001, is $26.6 million, before reduction for insurance recoveries reflected on our balance sheet of $21.7 million that relate to both past expenses and estimated future liabilities to which we refer as "estimated recoveries." While we cannot predict whether adverse decisions or events can occur in the future, in the opinion of management, the resolution of such matters should not be material to our business, liquidity, results of operations, cash flows or financial position. However, adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, plans for development of the Linden, New Jersey property, and the liability and the financial responsibility of our insurers and of the other parties involved at each site and their insurers, could cause us to increase our estimate of our liability in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability.

     After considering the relevant legal issues and other pertinent factors, we believe that we will receive the estimated recoveries and that the recoveries could be in excess of the current estimated liability for all Environmental Claims, although there can be no assurance in this regard. We believe we are entitled to substantially full defense and indemnity under our insurance policies for most Environmental Claims, although our insurers have not affirmed a legal obligation under the policies to provide indemnity for those claims.

     Prior to January 1, 1997, ISP Holdings was a wholly owned subsidiary of GAF Corporation. On January 1, 1997, GAF effected a series of transactions involving its subsidiaries that resulted in, among other things, the capital stock of ISP Holdings being distributed to the stockholders of GAF. Since this distribution, we have not been a subsidiary of GAF or its successor by merger, G-I Holdings Inc. As used in this report, "G-I Holdings" includes G-I Holdings Inc. and any and all of its predecessors, including GAF Corporation, G-I Holdings Inc. and GAF Fiberglass Corporation.

     In June 1997, G-I Holdings commenced litigation against the insurers on behalf of itself and its predecessors, successors, subsidiaries and related corporate entities seeking amounts substantially in excess of the estimated recoveries. While we believe that our claims are meritorious, there can be no assurance that we will prevail in our efforts to obtain amounts equal to, or in excess of, the estimated recoveries.

     In June 1989, we entered into a Consent Order with the New Jersey Department of Environmental Protection requiring the development of a remediation plan for our closed Linden, New Jersey plant and the maintenance of financial assurances, currently $7.5 million, to guarantee our performance. This Consent Order does not address any potential natural resource damage claims for which an estimate cannot currently be made. In April 1993, the New Jersey Department of Environmental Protection issued orders which require the prevention of discharge of contaminated groundwater and stormwater from the site and the elimination of other potential exposure concerns. We believe, although we cannot be certain, that, taking into account our plans for development of the site, we can comply with the New Jersey Department of Environmental Protection order at a cost of approximately $17.0 million. See Item 1, "Business -- Environmental Services."

     For more information about legal proceedings, see Notes 8 and 20 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of the common stock of ISP Chemco is owned by International Specialty Holdings. All of the common stock of each of the additional registrants is owned, directly or indirectly, by ISP Chemco. Accordingly, there is no public trading market for ISP Chemco's or the additional registrants' common stock.

     In 2000 and 2001, ISP Chemco declared and paid dividends of $25.0 and $35.0 million, respectively. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding restrictions on the payment of dividends set forth on pages F-2 to F-10 and page F-28, respectively. Any decision to pay dividends, and the timing and amount thereof, is dependent upon, among other things, our results of operations, financial condition, cash requirements, prospects and other factors deemed relevant by our Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

     See page F-11.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See page F-2.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Financial Condition-Market Sensitive Instruments and Risk Management" on page F-9.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index on page F-1 and Financial Statements and Supplementary Data on pages F-13 to F-54.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

     (a)(1) Financial Statements: See Index on page F-1.

     (a)(2) Financial Statement Schedules: See Index on page F-1.

     (a)(3) Exhibits:

EXHIBIT
 NUMBER                         DESCRIPTIONS
--------                        ------------

  3.1 -- Certificate of Incorporation of ISP Chemco Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 of ISP Chemco Inc. (Registration No. 333-70144) (the "ISP Chemco Registration Statement")).

  3.2 -- By-laws of ISP Chemco Inc. (incorporated by reference to Exhibit 3.2 to the ISP Chemco Registration Statement).

  3.3 -- Certificate of Incorporation of ISP Chemicals Inc. (incorporated by reference to Exhibit 3.3 to the ISP Chemco Registration Statement).

  3.4  -- By-laws of ISP Chemicals Inc. (incorporated by reference to Exhibit
          3.4 to the ISP Chemco Registration Statement).

  3.5 -- Certificate of Incorporation of ISP Minerals Inc. (incorporated by reference to Exhibit 3.5 to the ISP Chemco Registration Statement).

  3.6  -- By-laws of ISP Minerals Inc. (incorporated by reference to Exhibit
          3.6 to the ISP Chemco Registration Statement).

  3.7 -- Certificate of Incorporation of ISP Technologies Inc. (incorporated by reference to Exhibit 3.7 to the ISP Chemco Registration Statement).

  3.8  -- By-laws of ISP Technologies Inc. (incorporated by reference to
          Exhibit 3.8 to the ISP Chemco Registration Statement).

  3.9 -- Certificate of Incorporation of ISP Management Company, Inc. (incorporated by reference to Exhibit 3.9 to the ISP Chemco Registration Statement).

  3.10 -- By-laws of ISP Management Company, Inc. (incorporated by reference to Exhibit 3.10 to the ISP Chemco Registration Statement).

  3.11 -- Certificate of Incorporation of Bluehall Incorporated (incorporated by reference to Exhibit 3.11 to the ISP Chemco Registration Statement).

  3.12 -- By-laws of Bluehall Incorporated (incorporated by reference to
          Exhibit 3.12 to the ISP Chemco Registration Statement).

  3.13 -- Certificate of Incorporation of Verona Inc. (incorporated by reference to Exhibit 3.13 to the ISP Chemco Registration Statement).

  3.14 -- By-laws of Verona Inc. (incorporated by reference to Exhibit 3.14 to the ISP Chemco Registration Statement).

  3.15 -- Certificate of Incorporation of ISP Real Estate Company, Inc. (incorporated by reference to Exhibit 3.15 to the ISP Chemco Registration Statement).

EXHIBIT
 NUMBER                         DESCRIPTIONS
--------                        ------------

  3.16 -- By-laws of ISP Real Estate Company, Inc. (incorporated by reference to Exhibit 3.16 to the ISP Chemco Registration Statement).

  3.17 -- Certificate of Incorporation of ISP Freetown Fine Chemicals Inc. (incorporated by reference to Exhibit 3.17 to the ISP Chemco Registration Statement).

  3.18 -- By-laws of ISP Freetown Fine Chemicals Inc. (incorporated by reference to Exhibit 3.18 to the ISP Chemco Registration Statement).

  3.19 -- Certificate of Incorporation of ISP International Corp.
          (incorporated by reference to Exhibit 3.19 to the ISP Chemco Registration Statement).

  3.20 -- By-laws of ISP International Corp. (incorporated by reference to
          Exhibit 3.20 to the ISP Chemco Registration Statement).

  3.21 -- Certificate of Incorporation of ISP(Puerto Rico) Inc. (incorporated by reference to Exhibit 3.21 to the ISP Chemco Registration Statement).

  3.22 -- By-laws of ISP(Puerto Rico) Inc. (incorporated by reference to
          Exhibit 3.22 to the ISP Chemco Registration Statement).

  3.23 -- Certificate of Incorporation of ISP Alginates Inc. (incorporated by reference to Exhibit 3.23 to the ISP Chemco Registration Statement).

  3.24 -- By-laws of ISP Alginates Inc. (incorporated by reference to Exhibit
          3.24 to the ISP Chemco Registration Statement).

  3.25 -- Certificate of Incorporation of ISP Environmental Services Inc. (incorporated by reference to Exhibit 3.25 to the ISP Chemco Registration Statement).

  3.26 -- By-laws of ISP Environmental Services Inc. (incorporated by reference to Exhibit 3.26 to the ISP Chemco Registration Statement).

  3.27 -- Certificate of Incorporation of ISP Investments Inc. (incorporated by reference to Exhibit 3.27 to the ISP Chemco Registration Statement).

  3.28 -- By-laws of ISP Investments Inc. (incorporated by reference to
          Exhibit 3.28 to the ISP Chemco Registration Statement).

  3.29 -- Certificate of Incorporation of ISP Global Technologies Inc. (incorporated by reference to Exhibit 3.29 to the ISP Chemco Registration Statement).

  3.30 -- By-laws of ISP Global Technologies Inc. (incorporated by reference to Exhibit 3.30 to the ISP Chemco Registration Statement).

  3.31 -- Operating Agreement of ISP Chemicals LLC (incorporated by reference to Exhibit 3.31 to the ISP Chemco Registration Statement).

  3.32 -- Operating Agreement of ISP Management LLC (incorporated by reference to Exhibit 3.32 to the ISP Chemco Registration Statement).

  3.33 -- Operating Agreement of ISP Minerals LLC (incorporated by reference to Exhibit 3.33 to the ISP Chemco Registration Statement).

  3.34 -- Operating Agreement of ISP Technologies LLC (incorporated by reference to Exhibit 3.34 to the ISP Chemco Registration Statement).

  3.35 -- Operating Agreement of ISP Investments LLC (incorporated by reference to Exhibit 3.35 to the ISP Chemco Registration Statement).

EXHIBIT
 NUMBER                         DESCRIPTIONS
--------                        ------------

  3.36 -- Operating Agreement of ISP Global Technologies LLC (incorporated by reference to Exhibit 3.36 to the ISP Chemco Registration Statement).

  4.1 -- Indenture, dated as of June 27, 2001, between ISP Chemco Inc., ISP Chemicals Inc., ISP Minerals Inc. and ISP Technologies Inc., as issuers, the subsidiary guarantors party thereto, and Wilmington Trust Company, as trustee (the "2011 Notes Indenture") (incorporated by reference to Exhibit 4.1 to the ISP Chemco Registration Statement).

  4.2  -- Amendment No. 1 to the 2011 Notes Indenture, dated as of November
          13, 2001 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of ISP Chemco Inc. (Registration No. 333-75574)).

  4.3 -- Registration Rights Agreement, dated as of November 13, 2001, by and among ISP Chemco Inc., ISP Chemicals Inc., ISP Minerals Inc. and ISP Technologies Inc., as issuers, the subsidiary guarantors party thereto, and UBS Warburg LLC, as initial purchaser (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 of ISP Chemco Inc. (Registration No. 333-75574)).

  10.1 -- Amended and Restated Management Agreement, dated as of January 1, 1999, by and among GAF Corporation, G-I Holdings Inc., G Industries Corp., Merick Inc., GAF Fiberglass Corporation, International Specialty Products Inc., GAF Building Materials Corporation, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Opco Holdings Inc. (incorporated by reference to Exhibit 10.1 to Building Materials Corporation of America's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

  10.2 -- Amendment No. 1 to the Amended and Restated Management Agreement, dated as of January 1, 2000 by and among GAF Corporation, G-I Holdings Inc., G Industries Corp., Merick Inc., GAF Fiberglass Corporation, International Specialty Products Inc., GAF Building Materials Corporation, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Opco Holdings Inc., as assignee of International Specialty Products Inc. (incorporated by reference to
          Exhibit 10.2 to International Specialty Products Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Form 10-K")).

  10.3 -- Amendment No. 2 to the Amended and Restated Management Agreement, dated as of January 1, 2001 by and among G-1 Holdings Inc., Merick Inc., International Specialty Products Inc., GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Opco Holdings Inc., as assignee of International Specialty Products Inc. (incorporated by reference to Exhibit 10.3 to International Specialty Products Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Form 10-K")).

  10.4 -- Amendment No. 3 to the Amended and Restated Management Agreement, dated as of June 27, 2001 by and among G-1 Holdings Inc., Merick Inc., International Specialty Products Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc., as assignee of ISP Chemco Inc. (incorporated by reference to Exhibit 10.7 to the ISP Chemco Registration Statement).

  10.5 -- Amendment No. 4 to the Amended and Restated Management Agreement, dated as of January 1, 2002 by and among G-1 Holdings Inc., Merick Inc., International Specialty Products Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc., as assignee of ISP Chemco Inc. (incorporated by reference to Exhibit 10.5 to International Specialty Products Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

EXHIBIT
 NUMBER                         DESCRIPTIONS
--------                        ------------

  10.6 -- Indemnification Agreement, dated as of October 18, 1996, among GAF Corporation, G-I Holdings Inc., ISP Holdings Inc., G Industries Corp. and GAF Fiberglass Corporation (incorporated by reference to Exhibit
          10.7 to the Registration Statement on Form S-4 of ISP Holdings Inc. (Registration No. 333-17827) (the "Holdings Registration Statement")).

  10.7 -- Tax Sharing Agreement, dated as of January 1, 1997, among ISP
          Holdings Inc., International Specialty Products Inc. and certain subsidiaries of International Specialty Products Inc. (incorporated by reference to Exhibit 10.8 to the Holdings Registration Statement).

  10.8 -- Tax Sharing Agreement, dated as of January 1, 2001, by and among International Specialty Products Inc., International Specialty Holdings Inc. and ISP Chemco Inc. (incorporated by reference to
          Exhibit 10.8 to the ISP Chemco Registration Statement).

  10.9 -- Credit Agreement, dated as of June 27, 2001, between ISP Chemco
          Inc., ISP Chemicals Inc., ISP Minerals Inc. and ISP Technologies Inc., as borrowers, the subsidiary guarantors party thereto, the lenders party thereto, The Chase Manhattan Bank, as administrative agent, J.P. Morgan Securities Inc., as advisor, lead arranger and bookrunner, Bear Stearns Corporate Lending Inc. and UBS Warburg LLC, as co-syndication agents, and Deutsche Bank Alex. Brown Inc. and The Bank of Nova Scotia, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the ISP Chemco Registration Statement).

  10.10-- Amendment No. 1 to Credit Agreement, dated as of July 24, 2001, by and among ISP Chemco Inc., ISP Chemicals Inc., ISP Technologies Inc. and ISP Minerals Inc., as borrowers, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10.2 to the ISP Chemco Registration Statement).

  10.11-- Pledge and Security Agreement, dated as of June 27, 2001, among ISP
          Chemco Inc., ISP Chemicals Inc., ISP Minerals Inc. and ISP Technologies Inc., as borrowers, the subsidiary guarantors party thereto, The Chase Manhattan Bank, as administrative agent, J.P. Morgan Securities Inc., as advisor, lead arranger and bookrunner, Bear Stearns Corporate Lending Inc. and UBS Warburg LLC, as co-syndication agents, and Deutsche Bank Alex. Brown Inc. and The Bank of Nova Scotia, as co-documentation agents (incorporated by reference to Exhibit 10.3 to the ISP Chemco Registration Statement).

  99.1 -- Letter to commission pursuant to temporary note 3T, dated March 26, 2002.

--------------
* Management and/or compensation plan or arrangement.

  (b) Reports on Form 8-K

  No reports on Form 8-K were filed in the fourth quarter of 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ISP CHEMCO INC.

                           By: /s/ NEAL E. MURPHY
                               --------------------------------------
                               Neal E. Murphy
                               Senior Vice President and Chief Financial Officer
Date: March 26, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 2002, by the following persons on behalf of the Registrant and in the capacities indicated.

                  SIGNATURE                                  TITLE
                  ---------                                  -----
               /s/ SUNIL KUMAR                    Chief Executive Officer and President
------------------------------------------------- (Principal Executive Officer)
                 Sunil Kumar
             /s/ NEAL E. MURPHY                   Senior Vice President and Chief Financial Officer and
------------------------------------------------- Director (Principal Financial and Accounting Officer)
               Neal E. Murphy

              /s/ PAUL T. BRADY                   Director
-------------------------------------------------
                Paul T. Brady

              /s/ ROGER J. COPE                   Director
-------------------------------------------------
                Roger J. Cope

            /s/ STEPHEN R. OLSEN                  Director
-------------------------------------------------
              Stephen R. Olsen

             /s/ STEVEN E. POST                   Director
-------------------------------------------------
               Steven E. Post

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      ISP CHEMICALS INC.
                      ISP MINERALS INC.
                      ISP TECHNOLOGIES INC.
                      ISP MANAGEMENT COMPANY, INC.

                      By: /s/ NEAL E. MURPHY
                              ---------------------
                              Neal E. Murphy
                              Senior Vice President and Chief Financial Officer

Date: March 26, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 2002, by the following persons on behalf of the Registrant and in the capacities indicated.

                  SIGNATURE                                  TITLE
                  ---------                                  -----
               /s/ SUNIL KUMAR                    Chief Executive Officer, President and Director
------------------------------------------------- (Principal Executive Officer)
                 Sunil Kumar

             /s/ NEAL E. MURPHY                   Senior Vice President and Chief Financial Officer
------------------------------------------------- (Principal Financial and Accounting Officer)
               Neal E. Murphy

           /s/ RICHARD A. WEINBERG                Director
-------------------------------------------------
             Richard A. Weinberg

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         BLUEHALL INCORPORATED
                         VERONA INC.
                         ISP REAL ESTATE COMPANY, INC.
                         ISP FREETOWN FINE CHEMICALS INC.
                         ISP INTERNATIONAL CORP.
                         ISP (PUERTO RICO)INC.

                         By: /s/ NEAL E. MURPHY
                             ---------------------------------------------
                             Neal E. Murphy
                             Senior Vice President and Chief Financial Officer

Date: March 26, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 2002, by the following persons on behalf of the Registrant and in the capacities indicated.

                  SIGNATURE                                  TITLE
                  ---------                                  -----
               /s/ SUNIL KUMAR                    Chief Executive Officer and President
------------------------------------------------- (Principal Executive Officer)
                 Sunil Kumar

             /s/ NEAL E. MURPHY                   Senior Vice President and Chief Financial Officer
------------------------------------------------- (Principal Financial and Accounting Officer)
               Neal E. Murphy

           /s/ RICHARD A. WEINBERG                Director
-------------------------------------------------
             Richard A. Weinberg

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ISP ALGINATES INC.

                           By: /s/ NEAL E. MURPHY
                               ----------------------------------------------
                               Neal E. Murphy
                               Senior Vice President and Chief Financial Officer

Date: March 26, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 2002, by the following persons on behalf of the Registrant and in the capacities indicated.

                  SIGNATURE                                  TITLE
                  ---------                                  -----
               /s/ SUNIL KUMAR                    Chief Executive Officer and President
------------------------------------------------- (Principal Executive Officer)
                 Sunil Kumar

             /s/ NEAL E. MURPHY                   Senior Vice President and Chief Financial Officer
------------------------------------------------- (Principal Financial and Accounting Officer)
               Neal E. Murphy

           /s/ RICHARD A. WEINBERG                Director
-------------------------------------------------
             Richard A. Weinberg

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ISP ENVIRONMENTAL SERVICES INC.

                         By: /s/ NEAL E. MURPHY
                         --------------------------------------------------
                             Neal E. Murphy
                             Senior Vice President and Chief Financial Officer

Date: March 26, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 2002, by the following persons on behalf of the Registrant and in the capacities indicated.

                  SIGNATURE                                  TITLE
                  ---------                                  -----
               /s/ SUNIL KUMAR                    Chief Executive Officer and President
------------------------------------------------- (Principal Executive Officer)
                 Sunil Kumar

             /s/ NEAL E. MURPHY                   Senior Vice President and Chief Financial Officer
------------------------------------------------- (Principal Financial and Accounting Officer)
               Neal E. Murphy

           /s/ RICHARD A. WEINBERG                Director
-------------------------------------------------
             Richard A. Weinberg

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ISP INVESTMENTS INC.
                         ISP GLOBAL TECHNOLOGIES INC.

                           By: /s/ NEAL E. MURPHY
                         --------------------------------------------------
                             Neal E. Murphy
                             Senior Vice President and Chief Financial Officer

Date: March 26, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 2002, by the following persons on behalf of the Registrant and in the capacities indicated.

                  SIGNATURE                                  TITLE
                  ---------                                  -----
               /s/ SUNIL KUMAR                    Chief Executive Officer and President
------------------------------------------------- (Principal Executive Officer)
                 Sunil Kumar

             /s/ NEAL E. MURPHY                   Senior Vice President and Chief Financial Officer
------------------------------------------------- (Principal Financial and Accounting Officer)
               Neal E. Murphy

           /s/ RICHARD A. WEINBERG                Director
-------------------------------------------------
             Richard A. Weinberg

             /s/ ARTHUR W. CLARK                  Director
-------------------------------------------------
               Arthur W. Clark

            /s/ BARRY A. CROZIER                  Director
-------------------------------------------------
              Barry A. Crozier

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ISP CHEMICALS LLC

                         By: ISP Chemicals Inc., its Sole Member

                         By: /s/ NEAL E. MURPHY
                         --------------------------------------------------
                             Neal E. Murphy
                             Senior Vice President and Chief Financial Officer

Date: March 26, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 2002, by the following persons on behalf of the Registrant and in the capacities indicated.

                  SIGNATURE                                  TITLE
                  ---------                                  -----
               /s/ SUNIL KUMAR                    Chief Executive Officer, President and Director of
------------------------------------------------- ISP Chemicals, Inc. (Principal Executive Officer)
                 Sunil Kumar

             /s/ NEAL E. MURPHY                   Senior Vice President and Chief Financial Officer
------------------------------------------------- of ISP Chemicals Inc. (Principal Financial
               Neal E. Murphy                     and Accounting Officer)

           /s/ RICHARD A. WEINBERG                Director of ISP Chemicals Inc.
-------------------------------------------------
             Richard A. Weinberg

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ISP MANAGEMENT LLC

                         By: ISP Management Company, Inc., its Sole Member


                         By: /s/ NEAL E. MURPHY
                         --------------------------------------------------
                             Neal E. Murphy
                             Senior Vice President and Chief Financial Officer

Date: March 26, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 2002, by the following persons on behalf of the Registrant and in the capacities indicated.

                  SIGNATURE                                  TITLE
                  ---------                                  -----
               /s/ SUNIL KUMAR                    Chief Executive Officer, President and Director of
------------------------------------------------- ISP Management Company, Inc.
                 Sunil Kumar                      (Principal Executive Officer)

             /s/ NEAL E. MURPHY                   Senior Vice President and Chief Financial Officer
------------------------------------------------- of ISP Management Company, Inc.
               Neal E. Murphy                     (Principal Financial and Accounting Officer)

           /s/ RICHARD A. WEINBERG                Director of ISP Management Company, Inc.
-------------------------------------------------
             Richard A. Weinberg

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ISP MINERALS LLC

                         By: ISP Minerals Inc., its Sole Member

                         By: /s/ NEAL E. MURPHY
                         --------------------------------------------------
                             Neal E. Murphy
                             Senior Vice President and Chief Financial Officer

Date: March 26, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 2002, by the following persons on behalf of the Registrant and in the capacities indicated.

                  SIGNATURE                                  TITLE
                  ---------                                  -----
               /s/ SUNIL KUMAR                    Chief Executive Officer, President and Director of
------------------------------------------------- ISP Minerals Inc. (Principal Executive Officer)
                 Sunil Kumar

             /s/ NEAL E. MURPHY                   Senior Vice President and Chief Financial Officer
------------------------------------------------- of ISP Minerals Inc.(Principal Financial and
               Neal E. Murphy                     Accounting Officer)

           /s/ RICHARD A. WEINBERG                Director of ISP Minerals Inc.
-------------------------------------------------
             Richard A. Weinberg

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ISP TECHNOLOGIES LLC

                         By: ISP Technologies Inc., its Sole Member

                         By: /s/ NEAL E. MURPHY
                         --------------------------------------------------
                             Neal E. Murphy
                             Senior Vice President and Chief Financial Officer

Date: March 26, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 2002, by the following persons on behalf of the Registrant and in the capacities indicated.

                  SIGNATURE                                  TITLE
                  ---------                                  -----
               /s/ SUNIL KUMAR                    Chief Executive Officer, President and Director of
------------------------------------------------- ISP Technologies Inc. (Principal Executive Officer)
                 Sunil Kumar

             /s/ NEAL E. MURPHY                   Senior Vice President and Chief Financial Officer
------------------------------------------------- of ISP Technologies Inc. (Principal Financial and
               Neal E. Murphy                     Accounting Officer)

           /s/ RICHARD A. WEINBERG                Director of ISP Technologies Inc.
-------------------------------------------------
             Richard A. Weinberg

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ISP INVESTMENTS LLC

                         By: ISP Investments Inc., its Sole Member

                         By: /s/ NEAL E. MURPHY
                         --------------------------------------------------
                             Neal E. Murphy
                             Senior Vice President and Chief Financial Officer

Date: March 26, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 2002, by the following persons on behalf of the Registrant and in the capacities indicated.

                  SIGNATURE                                  TITLE
                  ---------                                  -----
               /s/ SUNIL KUMAR                    Chief Executive Officer and President of
------------------------------------------------- ISP Investments Inc. (Principal Executive Officer)
                 Sunil Kumar

             /s/ NEAL E. MURPHY                   Senior Vice President and Chief Financial Officer
------------------------------------------------- of ISP Investments Inc. (Principal Financial
               Neal E. Murphy                     and Accounting Officer)

           /s/ RICHARD A. WEINBERG                Director of ISP Investments Inc.
-------------------------------------------------
             Richard A. Weinberg

             /s/ ARTHUR W. CLARK                  Director of ISP Investments Inc.
-------------------------------------------------
               Arthur W. Clark

            /s/ BARRY A. CROZIER                  Director of ISP Investments Inc.
-------------------------------------------------
              Barry A. Crozier

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ISP GLOBAL TECHNOLOGIES LLC

                         By: ISP Global Technologies Inc., its Sole Member

                         By: /s/ NEAL E. MURPHY
                         --------------------------------------------------
                             Neal E. Murphy
                             Senior Vice President and Chief Financial Officer

Date: March 26, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 2002, by the following persons on behalf of the Registrant and in the capacities indicated.

                  SIGNATURE                                  TITLE
                  ---------                                  -----
               /s/ SUNIL KUMAR                    Chief Executive Officer and President of
------------------------------------------------- ISP Global Technologies Inc. (Principal Executive Officer)
                 Sunil Kumar

             /s/ NEAL E. MURPHY                   Senior Vice President and Chief Financial Officer
------------------------------------------------- of ISP Global Technologies Inc. (Principal Financial
               Neal E. Murphy                     and Accounting Officer)


           /s/ RICHARD A. WEINBERG                Director of ISP Global Technologies Inc.
-------------------------------------------------
             Richard A. Weinberg

             /s/ ARTHUR W. CLARK                  Director of ISP Global Technologies Inc.
-------------------------------------------------
               Arthur W. Clark

            /s/ BARRY A. CROZIER                  Director of ISP Global Technologies Inc.
-------------------------------------------------
              Barry A. Crozier

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                         DESCRIPTIONS
--------                        ------------

  3.1 -- Certificate of Incorporation of ISP Chemco Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 of ISP Chemco Inc. (Registration No. 333-70144) (the "ISP Chemco Registration Statement")).

  3.2   -- By-laws of ISP Chemco Inc. (incorporated by reference to Exhibit
           3.2 to the ISP Chemco Registration Statement).

  3.3 -- Certificate of Incorporation of ISP Chemicals Inc. (incorporated by reference to Exhibit 3.3 to the ISP Chemco Registration Statement).

  3.4   -- By-laws of ISP Chemicals Inc. (incorporated by reference to Exhibit
           3.4 to the ISP Chemco Registration Statement).

  3.5 -- Certificate of Incorporation of ISP Minerals Inc. (incorporated by reference to Exhibit 3.5 to the ISP Chemco Registration Statement).

  3.6   -- By-laws of ISP Minerals Inc. (incorporated by reference to Exhibit
           3.6 to the ISP Chemco Registration Statement).

  3.7 -- Certificate of Incorporation of ISP Technologies Inc. (incorporated by reference to Exhibit 3.7 to the ISP Chemco Registration Statement).

  3.8   -- By-laws of ISP Technologies Inc. (incorporated by reference to
           Exhibit 3.8 to the ISP Chemco Registration Statement).

  3.9 -- Certificate of Incorporation of ISP Management Company, Inc. (incorporated by reference to Exhibit 3.9 to the ISP Chemco Registration Statement).

  3.10 -- By-laws of ISP Management Company, Inc. (incorporated by reference to Exhibit 3.10 to the ISP Chemco Registration Statement).

  3.11  -- Certificate of Incorporation of Bluehall Incorporated
           (incorporated by reference to Exhibit 3.11 to the ISP Chemco Registration Statement).

  3.12  -- By-laws of Bluehall Incorporated (incorporated by reference to
           Exhibit 3.12 to the ISP Chemco Registration Statement).

  3.13 -- Certificate of Incorporation of Verona Inc. (incorporated by reference to Exhibit 3.13 to the ISP Chemco Registration Statement).

  3.14 -- By-laws of Verona Inc. (incorporated by reference to Exhibit 3.14 to the ISP Chemco Registration Statement).

  3.15 -- Certificate of Incorporation of ISP Real Estate Company, Inc. (incorporated by reference to Exhibit 3.15 to the ISP Chemco Registration Statement).

  3.16 -- By-laws of ISP Real Estate Company, Inc. (incorporated by reference to Exhibit 3.16 to the ISP Chemco Registration Statement).

  3.17 -- Certificate of Incorporation of ISP Freetown Fine Chemicals Inc. (incorporated by reference to Exhibit 3.17 to the ISP Chemco Registration Statement).

  3.18 -- By-laws of ISP Freetown Fine Chemicals Inc. (incorporated by reference to Exhibit 3.18 to the ISP Chemco Registration Statement).

  3.19 -- Certificate of Incorporation of ISP International Corp. (incorporated by reference to Exhibit 3.19 to the ISP Chemco Registration Statement).

EXHIBIT
 NUMBER                         DESCRIPTIONS
--------                        ------------

  3.20  -- By-laws of ISP International Corp. (incorporated by reference to
           Exhibit 3.20 to the ISP Chemco Registration Statement).

  3.21  -- Certificate of Incorporation of ISP (Puerto Rico) Inc.
           (incorporated by reference to Exhibit 3.21 to the ISP Chemco Registration Statement).

  3.22  -- By-laws of ISP (Puerto Rico) Inc. (incorporated by reference to
           Exhibit 3.22 to the ISP Chemco Registration Statement).

  3.23 -- Certificate of Incorporation of ISP Alginates Inc. (incorporated by reference to Exhibit 3.23 to the ISP Chemco Registration Statement).

  3.24  -- By-laws of ISP Alginates Inc. (incorporated by reference to
           Exhibit 3.24 to the ISP Chemco Registration Statement).

  3.25 -- Certificate of Incorporation of ISP Environmental Services Inc. (incorporated by reference to Exhibit 3.25 to the ISP Chemco Registration Statement).

  3.26 -- By-laws of ISP Environmental Services Inc. (incorporated by reference to Exhibit 3.26 to the ISP Chemco Registration Statement).

  3.27 -- Certificate of Incorporation of ISP Investments Inc. (incorporated by reference to Exhibit 3.27 to the ISP Chemco Registration Statement).

  3.28  -- By-laws of ISP Investments Inc. (incorporated by reference to
           Exhibit 3.28 to the ISP Chemco Registration Statement).

  3.29 -- Certificate of Incorporation of ISP Global Technologies Inc. (incorporated by reference to Exhibit 3.29 to the ISP Chemco Registration Statement).

  3.30 -- By-laws of ISP Global Technologies Inc. (incorporated by reference to Exhibit 3.30 to the ISP Chemco Registration Statement).

  3.31 -- Operating Agreement of ISP Chemicals LLC (incorporated by reference to Exhibit 3.31 to the ISP Chemco Registration Statement).

  3.32 -- Operating Agreement of ISP Management LLC (incorporated by reference to Exhibit 3.32 to the ISP Chemco Registration Statement).

  3.33 -- Operating Agreement of ISP Minerals LLC (incorporated by reference to Exhibit 3.33 to the ISP Chemco Registration Statement).

  3.34 -- Operating Agreement of ISP Technologies LLC (incorporated by reference to Exhibit 3.34 to the ISP Chemco Registration Statement).

  3.35 -- Operating Agreement of ISP Investments LLC (incorporated by reference to Exhibit 3.35 to the ISP Chemco Registration Statement).

  3.36 -- Operating Agreement of ISP Global Technologies LLC (incorporated by reference to Exhibit 3.36 to the ISP Chemco Registration Statement).

  4.1 -- Indenture, dated as of June 27, 2001, between ISP Chemco Inc., ISP Chemicals Inc., ISP Minerals Inc. and ISP Technologies Inc., as issuers, the subsidiary guarantors party thereto, and Wilmington Trust Company, as trustee (the "2011 Notes Indenture") (incorporated by reference to Exhibit 4.1 to the ISP Chemco Registration Statement).

  4.2 -- Amendment No. 1 to the 2011 Notes Indenture, dated as of November 13, 2001 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of ISP Chemco Inc. (Registration No. 333-75574)).

 EXHIBIT
 NUMBER                         DESCRIPTIONS
--------                        ------------

  4.3 -- Registration Rights Agreement, dated as of November 13, 2001, by and among ISP Chemco Inc., ISP Chemicals Inc., ISP Minerals Inc. and ISP Technologies Inc., as issuers, the subsidiary guarantors party thereto, and UBS Warburg LLC, as initial purchaser (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 of ISP Chemco Inc. (Registration No. 333-75574)).

  10.1 -- Amended and Restated Management Agreement, dated as of January 1, 1999, by and among GAF Corporation, G-I Holdings Inc., G Industries Corp., Merick Inc., GAF Fiberglass Corporation, International Specialty Products Inc., GAF Building Materials Corporation, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Opco Holdings Inc. (incorporated by reference to Exhibit 10.1 to Building Materials Corporation of America's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

  10.2 -- Amendment No. 1 to the Amended and Restated Management Agreement, dated as of January 1, 2000 by and among GAF Corporation, G-I Holdings Inc., G Industries Corp., Merick Inc., GAF Fiberglass Corporation, International Specialty Products Inc., GAF Building Materials Corporation, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Opco Holdings Inc., as assignee of International Specialty Products Inc. (incorporated by reference to Exhibit 10.2 to International Specialty Products Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Form 10-K")).

  10.3 -- Amendment No. 2 to the Amended and Restated Management Agreement, dated as of January 1, 2001 by and among G-1 Holdings Inc., Merick Inc., International Specialty Products Inc., GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Opco Holdings Inc., as assignee of International Specialty Products Inc. (incorporated by reference to Exhibit 10.3 to International Specialty Products Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Form 10-K")).

  10.4 -- Amendment No. 3 to the Amended and Restated Management Agreement, dated as of June 27, 2001 by and among G-1 Holdings Inc., Merick Inc., International Specialty Products Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc., as assignee of ISP Chemco Inc. (incorporated by reference to Exhibit 10.7 to the ISP Chemco Registration Statement).

  10.5 -- Amendment No. 4 to the Amended and Restated Management Agreement, dated as of January 1, 2002 by and among G-1 Holdings Inc., Merick Inc., International Specialty Products Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc., as assignee of ISP Chemco Inc. (incorporated by reference to Exhibit 10.5 to International Specialty Products Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

  10.6 -- Indemnification Agreement, dated as of October 18, 1996, among GAF Corporation, G-I Holdings Inc., ISP Holdings Inc., G Industries Corp. and GAF Fiberglass Corporation (incorporated by reference to Exhibit
           10.7 to the Registration Statement on Form S-4 of ISP Holdings Inc. (Registration No. 333-17827) (the "Holdings Registration Statement")).

  10.7 -- Tax Sharing Agreement, dated as of January 1, 1997, among ISP Holdings Inc., International Specialty Products Inc. and certain subsidiaries of International Specialty Products Inc. (incorporated by reference to Exhibit 10.8 to the Holdings Registration Statement).

  10.8 -- Tax Sharing Agreement, dated as of January 1, 2001, by and among International Specialty Products Inc., International Specialty Holdings Inc. and ISP Chemco Inc. (incorporated by reference to
           Exhibit 10.8 to the ISP Chemco Registration Statement).

EXHIBIT
 NUMBER                         DESCRIPTIONS
--------                        ------------

  10.9 -- Credit Agreement, dated as of June 27, 2001, between ISP Chemco Inc., ISP Chemicals Inc., ISP Minerals Inc. and ISP Technologies Inc., as borrowers, the subsidiary guarantors party thereto, the lenders party thereto, The Chase Manhattan Bank, as administrative agent, J.P. Morgan Securities Inc., as advisor, lead arranger and bookrunner, Bear Stearns Corporate Lending Inc. and UBS Warburg LLC, as co-syndication agents, and Deutsche Bank Alex. Brown Inc. and The Bank of Nova Scotia, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the ISP Chemco Registration Statement).

  10.10 -- Amendment No. 1 to Credit Agreement, dated as of July 24, 2001, by and among ISP Chemco Inc., ISP Chemicals Inc., ISP Technologies Inc. and ISP Minerals Inc., as borrowers, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10.2 to the ISP Chemco Registration Statement).

  10.11 -- Pledge and Security Agreement, dated as of June 27, 2001, among
           ISP Chemco Inc., ISP Chemicals Inc., ISP Minerals Inc. and ISP Technologies Inc., as borrowers, the subsidiary guarantors party thereto, The Chase Manhattan Bank, as administrative agent, J.P. Morgan Securities Inc., as advisor, lead arranger and bookrunner, Bear Stearns Corporate Lending Inc. and UBS Warburg LLC, as co-syndication agents, and Deutsche Bank Alex. Brown Inc. and The Bank of Nova Scotia, as co-documentation agents (incorporated by reference to Exhibit 10.3 to the ISP Chemco Registration Statement).

  99.1 -- Letter to commission pursuant to temporary note 3T, dated March 26, 2002.

------------
* Management and/or compensation plan or arrangement.

                                 ISP CHEMCO INC.

                                    FORM 10-K

                 INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS,

                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                         PAGE
                                                                                                        -----

Management's Discussion and Analysis of Financial Condition and Results of Operations ..................  F-2
Selected Financial Data ................................................................................  F-11
Report of Independent Public Accountants ...............................................................  F-12
Consolidated Statements of Income for the three years ended December 31, 2001 ..........................  F-13
Consolidated Balance Sheets as of December 31, 2000 and 2001 ...........................................  F-14
Consolidated Statements of Cash Flows for the three years ended December 31, 2001 ......................  F-15
Consolidated Statements of Shareholder's Equity for the three years ended December 31, 2001 ............  F-17
Notes to Consolidated Financial Statements .............................................................  F-18
Supplementary Data (Unaudited):
  Quarterly Financial Data (Unaudited) .................................................................  F-54

                                                   SCHEDULES

Consolidated Financial Statement Schedules:
Schedule II--Valuation and Qualifying Accounts .........................................................   S-1

                                 ISP CHEMCO INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of our financial condition and results of operations for the years ended December 31, 1999, 2000 and 2001. In October 1999, we sold the stock of our filter products subsidiaries (see Note 7 to Consolidated Financial Statements). Accordingly, the results of operations of the filter products subsidiaries have been classified as a "Discontinued Operation" within the Consolidated Financial Statements for the year 1999. The following discussion is on a continuing operations basis.

RESULTS OF OPERATIONS

   2001 COMPARED WITH 2000

     We recorded net income in 2001 of $32.8 million compared with $92.2 million in 2000. The lower results were attributable to significantly higher investment income in 2000 compared with 2001, partially offset by improved operating income. The results for 2001 include an after-tax charge of $0.4 million for the cumulative effect of adopting Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Also included in the results for 2001 are a $1.6 million gain on an insurance settlement and a $0.5 million reversal of excess restructuring reserves established in 2000.

     The results for 2000 included a $14.4 million provision for restructuring and a $3.5 million gain on a contract settlement. Excluding the effect of such nonrecurring items in each year, net income for 2001 was $31.9 million compared with net income of $99.3 million in 2000.

     Sales for 2001 were $787.2 million compared with $783.9 million in 2000. The increase in sales resulted from higher volumes in the Pharmaceutical and Beverage, Personal Care, and Mineral Products businesses (totaling $33.5 million) and improved pricing and mix in the Industrial business ($22.4 million), offset by lower volumes in the Industrial, Alginates and Fine Chemicals businesses (totaling $45.3 million) and by the adverse effect of the stronger U.S. dollar ($10.8 million), primarily in Europe.

     Operating income for the year 2001 was $113.3 million compared with $82.3 million in 2000. Excluding nonrecurring items in each year, operating income for 2001 was $111.2 million, a 15% increase compared with $96.7 million in 2000. The improvement in operating income resulted primarily from higher volumes and favorable manufacturing costs in the Pharmaceutical and Beverage and the Fine Chemicals businesses, and improved pricing and favorable manufacturing costs in the Industrial and Mineral Products businesses. These gains were partially offset by the impact of lower volumes in the Industrial, Alginates and Performance Chemicals businesses, unfavorable manufacturing costs in the Alginates and Performance Chemicals businesses and by the adverse effect of the stronger U.S. dollar, primarily in Europe. Operating income in 2001 increased in Europe, Asia-Pacific and Latin America. Excluding the nonrecurring items in each year, operating income decreased in the U.S. by $10.3 million.

     Interest expense for 2001 was $72.5 million compared with $72.3 million in 2000, as the effect of higher average borrowings, reflecting the debt financing transactions discussed below in "Liquidity and Financial Condition," was offset by the impact of lower average interest rates.

     Other income (expense), net, comprises net investment income, foreign exchange gains/losses resulting from the revaluation of foreign currency-denominated accounts receivable and payable as a result of changes in exchange rates, and other nonoperating and nonrecurring items of income and expense. Other income, net, was $12.5 million in 2001 compared with other income of $128.6 million in 2000, with the decrease the result of significantly higher investment income in 2000. Investment income in 2001 prior to the corporate restructuring completed in June 2001, as discussed below in "Liquidity and Financial Condition," was $27.5 million. Investment income in 2000 was $144.4 million and included net gains of $123.5 million from the sale of our investments in Dexter Corporation and Life Technologies, Inc. (see Note 3 to Consolidated Financial Statements).

   BUSINESS SEGMENT REVIEW

     A discussion of operating results for each of our business segments follows. We operate our Specialty Chemicals business through three reportable business segments, in addition to the Mineral Products segment. See Notes 17 and 18 to Consolidated Financial Statements for additional business segment and geographic information.

   PERSONAL CARE

     Sales for the Personal Care business segment in 2001 were $196.2 million compared with $189.0 million in 2000, while operating income in 2001 was $34.0 million compared with $33.2 million in 2000. The 4% increase in sales resulted primarily from higher volumes ($8.6 million), mainly in the North American and European hair care markets, reflecting strong mass market sales of hair gels and styling aids, and, to a lesser extent, favorable pricing and mix ($1.9 million). These sales gains were partially offset by lower volumes in the North American skin care market, reflecting increased competition in the sunscreen and preservative markets, and were also impacted by the adverse effect of the stronger U.S. dollar ($3.3 million), primarily in Europe.

     The increase in operating income in 2001 was attributable to the favorable volumes and pricing and to favorable manufacturing costs, offset by an unfavorable mix, higher operating expenses and the unfavorable effect of the stronger U.S. dollar ($2.3 million), primarily in Europe.

   PHARMACEUTICAL, FOOD AND BEVERAGE ("PFB")

     Sales for the PFB segment were $234.6 million in 2001 compared with $232.8 million in 2000. Sales for the Pharmaceutical and Beverage business increased $14.8 million (9%), reflecting volume growth ($14.7 million) across all regions and, to a lesser extent, favorable pricing and mix ($3.0 million), partially offset by the impact of the stronger U.S. dollar ($2.9 million). The sales growth in Pharmaceutical and Beverage was primarily the result of strong sales in the excipients and beverage markets, partially offset by lower sales in the oral care market. Sales for the Alginates food business decreased in 2001 by $13.0 million (20%) due to lower volumes ($11.8 million) and unfavorable pricing and mix ($1.2 million) across all regions due to competitive pressures.

     Operating income for the PFB segment was $48.5 million in 2001 compared with $48.0 million in 2000. Operating income for the Pharmaceutical and Beverage business increased 37% in 2001 due to the higher volumes and pricing and to lower manufacturing costs which reflected cost savings from lower natural gas prices. Partially offsetting these improvements was the adverse impact of the stronger U.S. dollar ($2.2 million), primarily in Europe. Operating results for the Alginates food business decreased by $13.0 million from 2000, resulting from the lower unit volumes, unfavorable manufacturing costs related to lower production volumes and the impact of unfavorable pricing.

   PERFORMANCE CHEMICALS, FINE CHEMICALS AND INDUSTRIAL

     Sales for the Performance Chemicals, Fine Chemicals and Industrial segment were $275.7 million for 2001, a decrease of $14.5 million (5%) compared with $290.2 million in 2000, while operating income increased to $18.5 million in 2001 compared with $4.4 million in 2000. Although all three businesses experienced sales declines in 2001, the decrease in sales was principally attributable to 8% lower Industrial sales.

     Sales for the Performance Chemicals business decreased by $0.6 million (1%) in 2001. The decline in sales resulted from the adverse impact of the stronger U.S. dollar in Europe ($1.4 million) and slightly lower volumes ($0.3 million) in the specialty coatings and adhesives market, offset by favorable pricing and mix ($1.1 million). Operating results for the Performance Chemicals business decreased by $8.0 million in 2001 due mainly to an unfavorable product mix and higher manufacturing costs and, to a lesser extent, the impact of the lower volumes and the stronger U.S. dollar ($0.9 million).

     Sales for the Fine Chemicals business decreased $0.7 million (1.5%) in 2001, while operating income increased $4.4 million. The lower sales reflected lower volumes related to contract sales to Polaroid, offset by sales of $2.2 million from the FineTech business, which was acquired in the second quarter of 2001 (see Note 9 to Consolidated

Financial Statements), and by volume increases from other fine chemicals products. The higher operating income for Fine Chemicals in 2001 resulted from a significantly improved gross margin due to favorable manufacturing costs, and the favorable impact of the FineTech acquisition, partially offset by increased operating expenses. The gross margin in 2000 for Fine Chemicals was adversely impacted by higher energy costs and lower plant utilization.

     Sales for the Industrial business decreased by $13.3 million (8%) in 2001, with the decrease resulting from lower volumes ($32.5 million) and the adverse impact of the stronger U.S. dollar in Europe ($3.1 million), partially offset by improved pricing and mix ($22.4 million). Operating income for the Industrial business improved by $17.7 million in 2001, resulting from the improved pricing and favorable manufacturing costs, reflecting favorable methanol and raw material pricing, partially offset by the unfavorable volumes and the impact of the stronger U.S. dollar.

   MINERAL PRODUCTS

     Sales for the Mineral Products segment in 2001 were $80.7 million, an $8.8 million (12%) increase compared with sales of $71.9 million in 2000, while operating income increased $1.3 million (14%) to $10.7 million in 2001. The higher sales resulted from a $4.7 million (38%) increase in third party sales and a $4.1 million (7%) increase in sales to Building Materials Corporation of America, an affiliate. The higher operating profits in 2001 reflected the improved volume and favorable manufacturing efficiencies, partially offset by higher natural gas prices and higher operating expenses due mainly to an increased provision for doubtful accounts.

RESULTS OF OPERATIONS

   2000 COMPARED WITH 1999

     We recorded income from continuing operations in 2000 of $92.2 million compared with $48.6 million in 1999. Including income from a discontinued operation of $25.3 million, which reflected an after-tax gain of $23.5 million from the sale of filter products, net income in 1999 was $73.9 million. The results for 2000 included a $14.4 million provision for restructuring and a $3.5 million gain on a contract settlement, while the results for 1999 included an $8.5 million pre-tax gain from the sale of our pearlescent pigments business, a non-core product line. Also in 1999, we reversed previously recorded restructuring reserves in the amount of $1.9 million and established a staff reduction program for which a pre-tax provision for severance of $2.3 million was recorded (see Note 4 to Consolidated Financial Statements). Excluding the effect of such nonrecurring items in each period, income from continuing operations for 2000 was $99.3 million compared with $43.3 million in 1999. On a comparable basis, the higher income from continuing operations in 2000 was attributable to higher investment income, partially offset by lower operating income and higher interest expense.

     Sales for 2000 were $783.9 million compared with $787.4 million in 1999. The decrease in sales was primarily attributable to lower volumes in the Fine Chemicals, Mineral Products and Performance Chemicals businesses (totaling $50.1 million), the adverse effect of the stronger U.S. dollar ($27.5 million), principally in Europe, and to lower pricing and mix in the Industrial business ($20.0 million), partially offset by the full year's contribution to sales by the Alginates business ($66.5 million) acquired in October 1999 (see Note 9 to Consolidated Financial Statements) and by improved volumes in the Pharmaceutical and Beverage business and the Personal Care segment (totaling $19.8 million). Sales in 2000 reflected 13% and 23% higher sales in the Asia-Pacific and Latin America regions, respectively, offset by lower sales in the U.S. and Europe.

     Operating income was $82.3 million in 2000 compared with $146.5 million in 1999. Excluding nonrecurring items in each year, operating income for 2000 was $96.7 million compared with $138.4 million in 1999. The decrease in 2000 was attributable to lower pricing in the Industrial business, the adverse effect of the stronger U.S. dollar in Europe, higher raw material and energy costs which lowered gross margins, and lower volumes in Fine Chemicals, Mineral Products and Performance Chemicals, partially offset by the full year's contribution to operating income of the Alginates business. Operating income in 2000 decreased in the U.S. and Europe, due to the factors discussed above, while the Asia-Pacific and Latin America regions experienced a 50% and 14%, respectively, growth in operating income in 2000 over 1999.

     Interest expense for 2000 was $72.3 million, a $3.5 million (5%) increase over the $68.8 million recorded in 1999, with the increase due primarily to higher average interest rates, partially offset by lower average borrowings.

     Other income, net, was $128.6 million in 2000 versus other expense, net of $2.9 million in 1999, with the increase the result of higher investment income, reflecting net gains in 2000 of $123.5 million from the sale of our investments in Dexter Corporation and Life Technologies, Inc. (see Note 3 to Consolidated Financial Statements). Our total gain related to these investments prior to and in 1999 and 2000 was approximately $146 million prior to expenses.

   BUSINESS SEGMENT REVIEW

     A discussion of operating results for each of our business segments follows. We operate our Specialty Chemicals business through three reportable business segments, in addition to the Mineral Products segment. See Notes 17 and 18 to Consolidated Financial Statements for additional business segment and geographic information.

   PERSONAL CARE

     Sales for the Personal Care segment in 2000 were $189.0 million compared with $187.1 million in 1999, while operating income in 2000 was $33.2 million compared with $47.1 million in 1999, which included an $8.5 million pre-tax gain on the sale of the pearlescent pigments business, a non-core product line. The sales increase reflected higher volumes ($10.3 million), mainly in hair care products, partially offset by the adverse effect of the stronger U.S. dollar in Europe ($5.9 million) and lower average pricing in both hair care and skin care.

     Operating income, excluding the gain in 1999 on the sale of the pearlescent pigments business, decreased by $5.4 million in 2000 to $33.2 million, as the impact of volume increases was offset by higher manufacturing and operating expenses, the adverse effect of the stronger U.S. dollar in Europe ($4.8 million) and lower average pricing.

   PHARMACEUTICAL, FOOD AND BEVERAGE ("PFB")

     Sales for the PFB segment were $232.8 million in 2000 compared with $177.3 million in 1999, principally reflecting a full year's contribution to sales from the Alginates business ($66.5 million), compared with $12.8 million in 1999 after the date of its acquisition in October 1999. Sales for the Pharmaceutical and Beverage business increased $1.8 million, reflecting volume growth across all regions ($9.6 million), partially offset by the impact of the stronger U.S. dollar ($6.5 million). The sales growth was primarily the result of strong sales in the oral care and excipients markets, partially offset by lower sales in the Beverage business.

     Operating income for the PFB segment was $48.0 million in 2000, an 18% improvement compared with $40.7 million in 1999, with the increase resulting from the full year's contribution from the Alginates business. Operating income for the Pharmaceutical and Beverage business decreased 9% in 2000 as the impact of favorable volumes was offset by the adverse impact of the stronger U.S. dollar in Europe ($5.2 million) and higher operating expenses.

   PERFORMANCE CHEMICALS, FINE CHEMICALS AND INDUSTRIAL

     Sales for the Performance Chemicals, Fine Chemicals and Industrial segment were $290.2 million for 2000, a decrease of $45.5 million (14%) compared with $335.7 million in 1999, while operating income declined to $4.4 million in 2000 compared with $44.0 million in 1999. Although all three businesses experienced significant sales declines in 2000, the decrease in sales was primarily attributable to 34% lower Fine Chemicals sales.

     Sales for the Performance Chemicals business decreased by $12.3 million (13%) in 2000. The primary factors for the decline in sales were lower volumes ($9.2 million), mainly in Europe and North America in PVP polymers in the household, industrial and institutional markets, in addition to the adverse impact of the stronger U.S. dollar in Europe ($3.0 million). Operating income for the Performance Chemicals business decreased by $6.3 million (46%) in 2000 due to the volume shortfalls and the stronger dollar ($2.4 million), partially offset by an improved gross margin due to favorable manufacturing costs.

     Sales for the Fine Chemicals business decreased $23.9 million (34%) in 2000, while operating income decreased $19.1 million (85%). The Fine Chemicals business was significantly impacted by the expiration of a substantial custom manufacturing agreement at the end of 1999. Sales related to this agreement contributed $32.2 million of sales and $17.4 million of gross margin in 1999. Higher sales volumes of other fine chemicals products partially offset the impact of this contract termination. The lower operating income in 2000 was also impacted by higher energy costs and lower plant utilization.

     Sales for the Industrial business decreased by $9.3 million in 2000, with the decrease resulting from unfavorable selling prices and mix ($20.0 million) and the adverse impact of the stronger U.S. dollar in Europe ($12.1 million), partially offset by volume increases ($22.8 million) in Europe and Asia-Pacific. As a result of the unfavorable pricing and the impact of the stronger dollar ($3.1 million), operating results for the Industrial business decreased by $14.4 million in 2000.

   MINERAL PRODUCTS

     Sales for the Mineral Products segment in 2000 were $71.9 million, a $15.4 million (18%) decrease compared with sales of $87.3 million in 1999, while operating income decreased $6.7 million (42%) to $9.4 million in 2000. The lower sales and operating income resulted from substantially lower third party sales, resulting from the loss of two major trade customers for colored roofing granules in the fourth quarter of 1999, which together accounted for approximately 68% of Mineral Products third party sales and approximately 23% of total Mineral Products sales in 1999. The loss of these customers adversely impacted the year 2000 sales by $19.3 million. Operating income in 2000 was also impacted by higher energy costs.

LIQUIDITY AND FINANCIAL CONDITION

     In connection with the financing transactions discussed below, ISP, our indirect parent company, completed a restructuring of its business in June 2001 in order to separate its investment assets from its specialty chemicals business. We refer to this restructuring herein as the "Restructuring." As part of the Restructuring, we transferred net assets of approximately $235.7 million, consisting of all of our investment assets, totaling $336.7 million, associated short-term debt and the outstanding stock of some of our subsidiaries to our newly formed parent company, International Specialty Holdings, a wholly owned subsidiary of ISP, which, in turn, transferred those assets to its newly formed subsidiary, ISP Investco. After completing these transactions, our assets consist solely of those related to ISP's specialty chemicals business. The Senior Credit Facilities discussed below prohibit us from investing in equity securities in excess of $5.0 million.

     During 2001, our net cash flow before financing activities was $11.2 million, including $201.7 million of cash generated from operations, the reinvestment of $101.4 million for capital programs and the acquisitions of the FineTech business and the industrial biocides business of Degussa Corporation (see Note 9 to Consolidated Financial Statements), and the use of $89.1 million of cash for net purchases of available-for-sale securities and other short-term investments prior to the Restructuring.

     Cash from operations for 2001 reflected a $159.0 million cash flow from net sales of trading securities prior to the Restructuring. Excluding this cash flow, cash provided from operations for 2001 totaled $42.7 million. Cash invested in additional working capital totaled $60.1 million, primarily reflecting a $34.5 million increase in inventories, due mainly to higher production levels, and a $28.6 million decrease in payables and accrued liabilities.

     Net cash used in financing activities in 2001 totaled $14.6 million, reflecting the debt financing transactions discussed below, financing fees and expenses of $15.5 million related to the financing transactions, repayments of long-term debt totaling $246.0 million, a $108.5 million decrease in short-term borrowings and a $100.8 million decrease in borrowings under our revolving credit agreement. Financing activities in 2001 also included a $28.9 million increase in loans from and a $38.2 million capital contribution from our parent company, offset by a $35.0 million dividend to our parent company. Also, as a result of the Restructuring, $22.2 million of cash was transferred to ISP Investco.

     On June 27, 2001, we and three of our wholly owned subsidiaries jointly issued $205.0 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2011, which we refer to as the "2011 Notes." The net proceeds of $197.3 million, after discount and fees, were placed in a restricted cash escrow account and used to retire ISP's 9 3/4% Senior Notes due 2002, which we refer to as the "2002 Notes." During the third quarter of 2001, ISP retired $19.9 million of the 2002 Notes, and the remaining $180.0 million of the 2002 Notes were retired on or prior to October 15, 2001. On July 31, 2001, we and those same three wholly owned subsidiaries jointly issued an additional $100.0 million aggregate principal amount of the 2011 Notes. These notes have the same terms as the 2011 Notes issued in June 2001. The net proceeds were $98.9 million, including $0.9 million of accrued interest from June 27, 2001 to the date of issuance, of which $98.0 million were placed in a restricted cash escrow account and used to retire a portion of ISP's 9% Senior Notes due 2003, which we refer to as the "2003 Notes." On November 13, 2001, we and those same three wholly owned subsidiaries jointly issued an additional $100.0 million aggregate principal amount of the 2011 Notes. These notes have the same terms as the 2011 Notes issued in June 2001, except with respect to interest accrual and registration rights. The net proceeds of $101.0 million were placed in a restricted cash escrow account and used to retire a portion of the 2003 Notes. ISP retired $16.9 million aggregate principal amount of the 2003 Notes in 2001 and redeemed the remaining $307.9 million aggregate principal amount of the 2003 Notes on January 14, 2002, which included $182.1 million reflected on our Balance Sheet and $125.8 million reflected on our parent company's Balance Sheet. We will record an after-tax extraordinary charge of $2.3 million in the first quarter of 2002 in connection with this redemption.

     The 2011 Notes are guaranteed by substantially all of our domestic subsidiaries. The 2011 Notes were issued under an indenture which, among other things, limits our ability and the ability of our subsidiaries, except our accounts receivable subsidiary and certain immaterial subsidiaries, to incur additional debt, issue preferred stock, incur liens, and pay dividends or make certain other restricted payments and restricted investments.

     In a related transaction, we and our three subsidiaries which issued the 2011 Notes also entered into $450.0 million of new senior secured credit facilities, which we refer to as the "Senior Credit Facilities," the initial borrowings under which were used to repay amounts outstanding under our previous credit facility. The Senior Credit Facilities are comprised of a $225.0 million term loan with a maturity of seven years and a $225.0 million revolving credit facility which will terminate in five years. The revolving credit facility includes a borrowing capacity not in excess of $50.0 million for letters of credit. All borrowings under the Senior Credit Facilities are based on either an alternate base rate (based on the banks' base rate or on the federal funds rate) or on the eurodollar rate plus a margin based on the ratio of our total consolidated debt to EBITDA (as defined in the Senior Credit Facilities). The average interest rate at December 31, 2001 on borrowings under the Senior Credit Facilities was 5.3%. The Senior Credit Facilities require compliance with various financial covenants, including a total debt leverage maintenance ratio, a senior debt leverage maintenance ratio, an interest coverage ratio and a minimum adjusted net worth. As of December 31, 2001, $95.3 million of borrowings and $5.6 million of letters of credit were outstanding under the revolving credit facility. In addition, the Senior Credit Facilities limit our ability and the ability of our subsidiaries, except our accounts receivable subsidiary and certain immaterial subsidiaries, to incur additional debt, issue preferred stock, incur liens, and pay dividends or make certain other restricted payments and restricted investments. We and substantially all of our domestic subsidiaries are designated as obligors under the Senior Credit Facilities. The obligations of the obligors under the Senior Credit Facilities are secured by a first-priority security interest in 100% of the capital stock of our domestic subsidiaries and 66% of the capital stock of some of our foreign subsidiaries, and substantially all of the real and personal property of the obligors, except for our accounts receivable subsidiary and certain immaterial subsidiaries.

     On December 13, 2001, our parent company, International Specialty Holdings, issued $200.0 million principal amount of 10 5/8% Senior Secured Notes due 2009, which we refer to as the "2009 Notes." The 2009 Notes are secured by a first priority lien on all of ISP Chemco's outstanding capital stock. The 2009 Notes were issued under an indenture which, among other things, limits the ability of our parent company and its subsidiaries, except unrestricted subsidiaries, to incur additional debt, enter into transactions with affiliates, issue preferred stock, incur liens, and pay dividends or make certain other restricted payments and restricted investments. ISP Investco and its subsidiaries, our accounts receivable subsidiary and certain immaterial subsidiaries have been designated as unrestricted subsidiaries under the indenture related to the 2009 Notes.

     As a result of the foregoing factors, cash and cash equivalents decreased by $3.9 million during 2001 to $10.8 million.

     As of December 31, 2001, our current maturities of long-term debt, scheduled to be repaid during 2002, totaled $184.5 million, including the remaining $182.1 million outstanding amount of the 2003 Notes as of December 31, 2001, which were redeemed on January 14, 2002.

     Our borrowings are subject to the application of certain financial covenants contained in the Senior Credit Facilities and in the indentures governing the 2009 and 2011 Notes. As of December 31, 2001, we were in compliance with those covenants, and the application of those covenants would not have restricted available borrowings under the Senior Credit Facilities. As of December 31, 2001, under the most restrictive of the limitations, we could have paid dividends and other restricted payments of up to $65.4 million. See
Note 13 to Consolidated Financial Statements.

     The Senior Credit Facilities and the indentures governing the 2009 and 2011 Notes contain additional affirmative and negative covenants affecting us and some of our subsidiaries, including restrictions on transactions with affiliates, sale-leaseback transactions, mergers and transfers of all or substantially all of our assets or the assets of those subsidiaries. Additionally, in the event the holders of the 2009 Notes were to foreclose on our capital stock following an event of default under those notes, the sale of the capital stock would constitute a change of control of ISP Chemco. Under the indenture governing the 2011 Notes, if a change of control of ISP Chemco occurs, we are obligated to make an offer to repurchase the 2011 Notes from their respective holders. The terms of the Senior Credit Facilities, however, prohibit the repayment of the 2011 Notes in that event, unless and until such time as the indebtedness under the Senior Credit Facilities is repaid in full. Failure to make such repayment upon a change of control would result in a default under the 2011 Notes. A change of control of ISP Chemco would also result in a default under the Senior Credit Facilities. In the event of a default under the indenture governing the 2011 Notes or under the Senior Credit Facilities, the holders of the 2011 Notes or the lenders under the Senior Credit Facilities, as the case may be, could elect to accelerate the maturity of all the 2011 Notes or the loans under the Senior Credit Facilities. Those events could have a material adverse effect on our financial condition and results of operations.

     Subject to restrictions in our Senior Credit Facilities and the indentures governing the 2009 and 2011 Notes, we may incur additional debt for working capital, capital expenditures, acquisitions and other purposes.

     "Other assets" on the Consolidated Balance Sheets increased in 2001 by $43.6 million to $71.8 million, primarily reflecting deferred financing fees of $15.5 million related to the financing transactions discussed above and $15.8 million of intangible assets related to the acquisitions of the FineTech business and the biocides business of Degussa Corporation (see Note 9 to Consolidated Financial Statements). In addition, "Other assets" and "Other liabilities" increased by $9.0 million each due to a gross-up of environmental insurance receivables and liabilities to reflect current estimated liabilities and insurance recoveries (see Note 20 to Consolidated Financial Statements). "Other liabilities" increased in 2001 by $11.0 million to $72.7 million and also reflected a $3.8 million accrual related to ISP's Long Term Incentive Plan (see
Note 15 to Consolidated Financial Statements).

     Capital expenditures are expected to be approximately $57.0 million in 2002, primarily for maintenance and compliance expenditures.

     In the fourth quarter of 2001, the economic turmoil in Argentina, which resulted in the devaluation of the Argentinian currency, adversely impacted our pre-tax earnings by $0.8 million. While payments from our subsidiary in Argentina to our domestic operations may be adversely affected by current banking regulations in Argentina, we do not believe that this situation will have a material impact on our liquidity, cash flows or results of operations. Sales by our subsidiary in Argentina were approximately $3.0 million in 2001.

     For information with respect to income taxes, see Note 8 to Consolidated Financial Statements.

     We do not believe that inflation has had an effect on our results of operations during the past three years. However, there can be no assurance that our business will not be affected by inflation in the future.

     We have received site designation for the construction of a hazardous waste treatment, storage and disposal facility at our Linden, New Jersey property and have received approval from the New Jersey Turnpike Authority for a direct access ramp extension from the New Jersey Turnpike to the site. If we are successful in securing the necessary permits to construct and operate the hazardous waste facility and decide to proceed with this project, we would develop and operate the facility in a separate subsidiary, either on its own or in a joint venture with a suitable partner. We estimate that the cost of constructing the facility will be approximately $100 million and, if approved, the facility is anticipated to be in operation three years after commencement of construction. We anticipate utilizing internally generated cash and/or seeking project or other independent financing for this project. Accordingly, we would not expect such facility to impact materially our liquidity or capital resources. We are also investigating other development opportunities at this site consistent with a plan by the County of Union to re-develop the Tremley Point area of Linden. We expect that related planning and evaluation efforts will continue through 2002.

     We, together with other companies, are a party to a variety of proceedings and lawsuits involving environmental matters. See Note 20 to Consolidated Financial Statements for further information.

   MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

     We enter into financial instruments in the ordinary course of business in order to manage our exposure to market fluctuations in interest rates and foreign currency rates. The financial instruments we employ to reduce market risk include swaps, forwards and other hedging instruments. The financial instruments are subject to strict internal controls and their use is primarily confined to the hedging of our debt and foreign currency exposure. The counterparties to these financial instruments are major financial institutions with high credit standings. The amounts subject to credit risk are generally limited to the amounts, if any, by which the counterparties' obligations exceed our obligations. We control credit risk through credit approvals, limits and monitoring procedures. We do not anticipate nonperformance by counterparties to these instruments.

                                                                              DECEMBER 31, 2000              DECEMBER 31, 2001
                                                                          --------------------------      --------------------------
                                                                                                 (MILLIONS)

                                                                           NOTIONAL          FAIR          NOTIONAL         FAIR
                                                                            AMOUNT           VALUE          AMOUNT          VALUE
                                                                          ---------         -------        --------        -------
Interest rate financial instruments ............................           $  100.0          $(0.8)        $  100.0          $(3.1)
Foreign currency financial instruments .........................           $   20.9          $   0         $   17.7          $   0
Equity-related financial instruments ...........................           $   30.2          $   0         $      0          $   0

     All of the financial instruments in the above table have a maturity of less than one year.

     We enter into forward foreign exchange instruments in order to hedge a portion of both our borrowings denominated in foreign currency and transactions related to the operations of our foreign subsidiaries. Forward contract agreements require us and the counterparty to exchange fixed amounts of U.S. dollars for fixed amounts of foreign currency on specified dates. All forward contracts are in major currencies with highly liquid markets and mature within one year. Hedging strategies are approved by senior management before they are implemented.

     As of December 31, 2000 and 2001, the U.S. dollar equivalent notional value of outstanding forward foreign exchange contracts was $20.9 and $17.7 million, respectively. The U.S. dollar equivalent notional value of foreign exchange contracts outstanding as of December 31, 2000 and 2001, which were entered into as a hedge of intercompany loans, was $17.0 and $17.7 million, respectively, representing 100% of our foreign currency exposure with respect to such loans.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement.

     We adopted SFAS No. 133 as of January 1, 2001. Accounting for interest rate swaps and foreign exchange forward contracts held by us is affected by implementation of this standard. The earnings impact of the transition adjustments related to the initial adoption of the standard was an after-tax loss of $0.4 million, which was recorded in the first quarter of 2001 as the cumulative effect of a change in accounting principle.

     The Senior Credit Facilities include a $225.0 million term loan. We have designated interest rate swaps, with a total notional amount of $100 million, as a hedge of our exposure to changes in the eurodollar rate under the term loan. The interest rate swaps are structured to receive interest based on the eurodollar rate and pay interest on a fixed rate basis. A cash flow hedging relationship has been established whereby the interest rate swaps hedge the risk of changes in the eurodollar rate related to borrowings against the term loan. The interest rate swaps hedge exposure to changes in the eurodollar rate through July 2002.

     On June 30, 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the pooling method of accounting. SFAS No. 141 will not have an impact on our business since we have historically accounted for all business combinations using the purchase method of accounting. With the adoption of SFAS No. 142, goodwill will no longer be subject to amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. Companies must perform a fair-value-based goodwill impairment test. In addition, under SFAS No. 142, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Intangible assets will be amortized over their useful lives. SFAS No. 142 is effective as of January 1, 2002. On an annualized basis, our net income will increase by approximately $16.5 million, unless any impairment charges are necessary.

                                      * * *

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee" or other words or phrases of similar import. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. Our operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. The forward-looking statements included herein are made only as of the date of this Annual Report on Form 10-K and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. No assurances can be given that projected results or events will be achieved.

                                 ISP CHEMCO INC.

                             SELECTED FINANCIAL DATA

     The following information sets forth our selected historical consolidated financial data. We were formed in June 1998 in connection with the merger of International Specialty Products Inc. with and into ISP Holdings Inc., which occurred in July 1998. In connection with the merger, ISP Holdings changed its name to International Specialty Products Inc. We have prepared the financial data below on a basis which retroactively reflects our formation for all periods presented. The financial data presented below for periods prior to the merger represent the results of the predecessor company to ISP.

     In October 1999, we sold the stock of our filter products subsidiaries (see
Note 7 to Consolidated Financial Statements). Accordingly, the results of operations and assets and liabilities of the filter products subsidiaries have been classified as a "Discontinued Operation" within the Selected Financial Data below for all periods presented prior to 2000.

                                                                                   YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------------------------------------
                                                              1997            1998            1999            2000           2001
                                                            --------        --------        --------        --------        -------
                                                                                          THOUSANDS
OPERATING DATA:
  Net sales .............................................   $708,971        $784,616        $787,356        $783,941        $787,216
  Operating income ......................................    138,419          71,603         146,527          82,300         113,291
  Interest expense ......................................     64,669          65,550          68,762          72,347          72,497
  Income from continuing operations
    before income taxes .................................    101,217          28,213          74,862         142,017          53,282
  Income from continuing operations before
    cumulative effect of change in accounting principle..     64,767          16,831          48,591          92,166          33,210
  Net income ............................................     67,070          18,864          73,889          92,166          32,770
OTHER DATA:
  Depreciation ..........................................   $ 40,936        $ 48,872        $ 48,191        $ 50,894        $ 52,684
  Amortization of goodwill and intangibles ..............     13,176          14,875          16,195          16,042          17,080
  Capital expenditures and acquisitions .................     67,590         163,824         108,926          58,382         101,375

                                                                                         DECEMBER 31,
                                                            -----------------------------------------------------------------------
                                                              1997            1998            1999            2000           2001
                                                            --------        --------        --------        --------        -------
                                                                                          THOUSANDS
BALANCE SHEET DATA:
  Total working capital ............................      $  274,437      $  376,550      $  384,448      $  310,888      $  227,962
  Total assets .....................................       1,393,881       1,718,291       1,805,099       1,923,542       1,704,723
  Long-term debt less current maturities ...........         727,510         820,717         744,633         449,142         719,557
  Shareholder's equity .............................         390,130         513,834         593,877         706,649         426,124

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ISP Chemco Inc.:

     We have audited the accompanying consolidated balance sheets of ISP Chemco Inc. (formerly known as ISP Opco Holdings Inc.) (a Delaware corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above, appearing on pages F-13 to F-53 of this Form 10-K, present fairly, in all material respects, the financial position of ISP Chemco Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule appearing on page S-1 of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                             ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 27, 2002

                                 ISP CHEMCO INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                     ----------------------------------------------
                                                                                         1999            2000              2001
                                                                                     -----------      -----------       -----------
                                                                                                      (THOUSANDS)
Net sales ....................................................................        $ 787,356         $ 783,941         $ 787,216
Cost of products sold ........................................................         (482,397)         (514,599)         (500,837)
Selling, general and administrative ..........................................         (150,368)         (156,571)         (158,079)
(Provision) benefit for restructuring ........................................             (410)          (14,429)              471
Gain on insurance settlement .................................................             --                --               1,600
Gain on sale of assets .......................................................            8,541              --                --
Amortization of goodwill and intangibles .....................................          (16,195)          (16,042)          (17,080)
                                                                                      ---------         ---------         ---------
Operating income .............................................................          146,527            82,300           113,291
Interest expense .............................................................          (68,762)          (72,347)          (72,497)
Gain on contract settlement ..................................................             --               3,450              --
Other income (expense), net ..................................................           (2,903)          128,614            12,488
                                                                                      ---------         ---------         ---------
Income from continuing operations before income taxes ........................           74,862           142,017            53,282
Income taxes .................................................................          (26,271)          (49,851)          (20,072)
                                                                                      ---------         ---------         ---------
Income from continuing operations ............................................           48,591            92,166            33,210
                                                                                      ---------         ---------         ---------
Discontinued operation:
  Income from discontinued operation, net of income taxes ....................            1,769              --                --
  Gain on sale of discontinued operation, net of
    income taxes of $12,725 ....................................  ............           23,529              --                --
                                                                                      ---------         ---------         ---------
Income from discontinued operation ...........................................           25,298              --                --
                                                                                      ---------         ---------         ---------
Income before cumulative effect of change in accounting principle ............           73,889            92,166            33,210
Cumulative effect of change in accounting principle, net of
  income tax benefit of $216 .................................................             --                --                (440)
                                                                                      ---------         ---------         ---------
Net income ...................................................................        $  73,889         $  92,166         $  32,770
                                                                                      =========         =========         =========

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 ISP CHEMCO INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                     DECEMBER 31,
                                                                            -----------------------------
                                                                               2000               2001
                                                                            ----------         ----------
                                                                                     (THOUSANDS)

                                     ASSETS
Current Assets:
  Cash and cash equivalents .............................................   $   14,763       $   10,830
  Investments in trading securities .....................................      279,381             --
  Investments in available-for-sale securities ..........................      222,444             --
  Other short-term investments ..........................................       18,893             --
  Restricted cash .......................................................         --            182,130
  Accounts receivable, trade, less reserve of $4,911 and $5,472 .........       89,173           86,611
  Accounts receivable, other ............................................       19,618           21,171
  Income taxes receivable ...............................................         --              5,743
  Receivable from related parties, net ..................................       14,410           11,599
  Inventories ...........................................................      150,948          190,582
  Other current assets ..................................................       36,937           41,553
                                                                            ----------       ----------
    Total Current Assets ................................................      846,567          550,219
Property, plant and equipment, net ......................................      558,688          556,725
Excess of cost over net assets of businesses acquired, net of accumulated
  amortization of $163,989 and $180,486 .................................      489,032          497,402
Long-term receivable from related party .................................         --             28,583
Long-term loan receivable from parent company ...........................        1,085             --
Other assets ............................................................       28,170           71,794
                                                                            ----------       ----------
Total Assets ............................................................   $1,923,542       $1,704,723
                                                                            ==========       ==========
                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
  Short-term debt .......................................................   $  143,682       $      143
  Current maturities of long-term debt ..................................      224,419          184,500
  Loan payable to parent company ........................................       25,000             --
  Accounts payable ......................................................       56,891           43,719
  Accrued liabilities ...................................................       77,651           93,895
  Income taxes ..........................................................        8,036             --
                                                                            ----------       ----------
    Total Current Liabilities ...........................................      535,679          322,257
                                                                            ----------       ----------
Long-term debt less current maturities ..................................      399,142          719,557
                                                                            ----------       ----------
Long-term note payable to parent company ................................       50,000             --
                                                                            ----------       ----------
Deferred income taxes ...................................................      170,341          164,103
                                                                            ----------       ----------
Other liabilities .......................................................       61,731           72,682
                                                                            ----------       ----------
Commitments and Contingencies ...........................................
Shareholder's Equity:
  Common stock, $.01 par value per share; 1,000 shares authorized;
    100 shares issued and outstanding ...................................         --               --
  Additional paid-in capital ............................................      625,254          390,989
  Retained earnings .....................................................       69,394           67,164
  Accumulated other comprehensive income (loss) .........................       12,001          (32,029)
                                                                            ----------       ----------
      Total Shareholder's Equity ........................................      706,649          426,124
                                                                            ----------       ----------
Total Liabilities and Shareholder's Equity ..............................   $1,923,542       $1,704,723
                                                                            ==========       ==========

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 ISP CHEMCO INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                      ---------------------------------------------
                                                                                         1999             2000              2001
                                                                                      ---------         ---------         ---------
                                                                                                       (THOUSANDS)

Cash and cash equivalents, beginning of year ...................................      $  22,258         $  21,324         $  14,763
                                                                                      ---------         ---------         ---------
Cash provided by (used in) operating activities:
  Net income ...................................................................         73,889            92,166            32,770
  Adjustments to reconcile net income to net cash provided by operating activities:
      Cumulative effect of change in accounting principle ......................             --                --               440
      Income from discontinued operation .......................................        (25,298)               --                --
      Gain on sale of assets ...................................................         (8,541)               --                --
      Provision (benefit) for restructuring ....................................            410            14,429              (471)
      Depreciation .............................................................         48,191            50,894            52,684
      Amortization of goodwill and intangibles .................................         16,195            16,042            17,080
      Deferred income taxes ....................................................         27,065            12,053            (5,785)
      Unrealized (gains) losses on trading securities and
        other short-term investments ...........................................           (267)           (5,220)            1,039
  (Increase) decrease in working capital items .................................        (23,933)            8,685           (60,092)
  Purchases of trading securities ..............................................       (134,552)         (442,895)         (217,335)
  Proceeds from sales of trading securities ....................................        147,386           292,339           376,292
  Proceeds (repayments) from sale of accounts receivable .......................          5,558            (2,485)             (423)
  (Increase) decrease in other assets ..........................................           (506)            5,728              (573)
  Increase (decrease) in other liabilities .....................................            502               677            (3,693)
  Other decreases in property, plant and equipment .............................          5,874            10,458             6,789
  Decrease in receivable from related parties ..................................          5,474             6,240             4,205
  Change in cumulative translation adjustment ..................................        (18,034)           (8,268)           (5,186)
  Other, net ...................................................................           (946)            2,964             3,909
                                                                                      ---------         ---------         ---------
  Net cash provided by continuing operations ...................................        118,467            53,807           201,650
  Net cash provided by discontinued operation ..................................          5,293              --                --
                                                                                      ---------         ---------         ---------
Net cash provided by operating activities ......................................        123,760            53,807           201,650
                                                                                      ---------         ---------         ---------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisitions ........................................       (108,926)          (58,382)         (101,375)
  Proceeds from sale of assets .................................................         11,533              --                --
  Proceeds from sale of discontinued operation .................................         62,000              --                --
  Purchases of available-for-sale securities ...................................       (275,271)         (430,789)         (121,299)
  Purchases of held-to-maturity securities .....................................         (2,870)             --                --
  Purchases of other short-term investments ....................................         (5,600)             --                --
  Proceeds from sales of available-for-sale securities .........................        255,749           437,978            19,700
  Proceeds from held-to-maturity securities ....................................         12,633              --                --
  Proceeds from sales of other short-term investments ..........................         14,716              --              12,529
                                                                                      ---------         ---------         ---------
Net cash used in investing activities ..........................................        (36,036)          (51,193)         (190,445)
                                                                                      ---------         ---------         ---------
Cash provided by (used in) financing activities:
  Increase (decrease) in short-term debt .......................................         (7,849)           70,230          (108,510)
  Proceeds from issuance of debt ...............................................             --                --           628,332
  Increase (decrease) in borrowings under revolving credit facility ............        162,400           (99,000)         (100,750)
  Repayments of long-term debt .................................................       (200,378)          (10,615)         (245,982)
  Borrowings (repayments) with parent company ..................................        (36,309)           29,550            28,915
  Increase in restricted cash ..................................................             --                --          (182,130)
  Financing fees and expenses ..................................................             --                --           (15,506)
  Effect of Restructuring-- transfer of cash to ISP Investco LLC ...............             --                --           (22,220)
  Dividends and distributions to parent company ................................        (27,000)          (25,000)          (35,000)
  Capital contribution from parent company .....................................         21,810            25,518            38,209
                                                                                      ---------         ---------         ---------
Net cash used in financing activities ..........................................        (87,326)           (9,317)          (14,642)
                                                                                      ---------         ---------         ---------
Effect of exchange rate changes on cash ........................................         (1,332)              142              (496)
                                                                                      ---------         ---------         ---------
Net change in cash and cash equivalents ........................................           (934)           (6,561)           (3,933)
                                                                                      ---------         ---------         ---------
Cash and cash equivalents, end of year .........................................      $  21,324         $  14,763         $  10,830
                                                                                      =========         =========         =========

                                 ISP CHEMCO INC.

                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                         ------------------------------------------
                                                                                           1999             2000             2001
                                                                                         --------         --------         --------
                                                                                                         (THOUSANDS)
Supplemental Cash Flow Information:
Effect on cash from (increase) decrease in working capital items*:
  Accounts receivable ..........................................................        $(17,275)        $   (301)        $  3,265
  Inventories ..................................................................           7,627           (4,459)         (34,466)
  Other current assets .........................................................             154              280             (340)
  Accounts payable .............................................................           3,497           (6,479)         (14,941)
  Accrued liabilities ..........................................................          (1,616)          (2,322)             (84)
  Income taxes .................................................................         (16,320)          21,966          (13,526)
                                                                                        --------         --------         --------
    Net effect on cash from (increase) decrease in
       working capital items ...................................................        $(23,933)        $  8,685         $(60,092)
                                                                                        ========         ========         ========
Cash paid during the period for:
  Interest (net of amount capitalized) .........................................        $ 82,960         $ 80,258         $ 46,744
  Income taxes paid (including taxes paid pursuant to the
    Tax Sharing Agreement) .....................................................          20,222           28,696           41,643

Acquisition of Kelco Alginates business, net of $269 cash acquired:
  Fair market value of assets acquired .........................................        $ 41,619
  Purchase price of acquisition** ..............................................          39,731
                                                                                        --------
  Liabilities assumed ..........................................................        $  1,888
                                                                                        ========

Acquisition of FineTech Ltd.:
  Fair market value of assets acquired .........................................                                          $ 26,575
  Purchase price of acquisition ................................................                                            22,450
                                                                                                                          --------
  Liabilities assumed ..........................................................                                          $  4,125
                                                                                                                          ========
Acquisition of industrial biocides business:
  Fair market value of assets acquired .........................................                                          $ 25,879
  Purchase price of acquisition ................................................                                            25,879
                                                                                                                          --------
  Liabilities assumed ..........................................................                                          $     --
                                                                                                                          ========

-------------------
* Working capital items exclude cash and cash equivalents, short-term investments, restricted cash, short-term debt and receivables from related parties. Working capital acquired in connection with acquisitions is reflected within "Capital expenditures and acquisitions." The effects of reclassifications between noncurrent and current assets and liabilities are excluded from the amounts shown. In addition, the increase in accounts receivable shown above does not reflect the cash proceeds from the sale of the Company's domestic trade accounts receivable (see Note 10); such proceeds are reflected separately in cash from operating activities.

** The Company received a cash arbitration award in 2000 of $4.9 million which lowered the purchase price of the acquisition to $34.8 million.

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 ISP CHEMCO INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                               CAPITAL
                                                                               STOCK
                                                                                 AND      ACCUMULATED    RETAINED
                                                                              ADDITIONAL     OTHER       EARNINGS   COMPREHEHSIVE
                                                                                PAID IN  COMPREHENSIVE (ACCUMULATED)    INCOME
                                                                                CAPITAL   INCOME (LOSS)   DEFICIT       (LOSS)
                                                                              ----------  ------------ ------------- -------------
                                                                                                 (THOUSANDS)
Balance, December 31, 1998 ..................................................   $ 577,926    $ (19,431)   $ (44,661)         --
 Comprehensive income, year ended December 31, 1999:
   Net income ...............................................................        --           --         73,889     $  73,889
                                                                                                                        ---------
   Other comprehensive income, net of tax:

   Unrealized holding gains, net of income taxes of $9,438 ..................        --         23,089         --          23,089
   Less: Reclassification adjustment for losses included
     in net income, net of income tax benefit of $656 .......................        --         (1,422)        --          (1,422)
                                                                                             ---------                  ---------
   Unrealized gains on available-for-sale securities ........................        --         24,511         --          24,511
                                                                                             ---------                  ---------
   Translation adjustment ...................................................        --        (19,366)        --         (19,366)
   Less: Reclassification adjustment for translation adjustment
     included in net income, net of income tax effect of $521 ...............        --         (1,483)        --          (1,483)
                                                                                             ---------                  ---------
   Net translation adjustment ...............................................        --        (17,883)        --         (17,883)
   Minimum pension liability adjustment .....................................        --          4,716         --           4,716
                                                                                                                        ---------
 Comprehensive income .......................................................                                           $  85,233
                                                                                                                        =========
 Dividends and distributions to parent company ..............................        --           --        (27,000)
 Capital contribution from parent company ...................................      21,810         --           --
                                                                                ---------    ---------    ---------
Balance, December 31, 1999 ..................................................   $ 599,736    $ (8,087)    $   2,228
 Comprehensive income, year ended December 31, 2000:
   Net income ...............................................................        --           --         92,166     $  92,166
                                                                                                                        ---------
   Other comprehensive income, net of tax:

   Unrealized holding gains, net of income taxes of $68,174 .................        --        137,065         --         137,065
   Less: Reclassification adjustment for gains included in
     net income, net of income taxes of $52,364 .............................        --        108,851         --         108,851
                                                                                             ---------                  ---------
   Unrealized gains on available-for-sale securities ........................        --         28,214         --          28,214
   Translation adjustment ...................................................        --         (8,126)        --          (8,126)
                                                                                                                        ---------
 Comprehensive income .......................................................                                           $ 112,254
                                                                                                                        =========
 Dividends and distributions to parent company ..............................        --           --        (25,000)
 Capital contribution from parent company ...................................      25,518         --           --
                                                                                 --------    ---------    ---------
Balance, December 31, 2000 .............................................         $625,254    $  12,001    $  69,394
 Comprehensive income (loss), year ended December 31, 2001:
   Net income ...............................................................        --           --         32,770     $  32,770
                                                                                                                        ---------
   Other comprehensive income (loss), net of tax:
   Unrealized holding losses, net of income tax benefit
     of $39,099 .............................................................        --        (74,884)        --         (74,884)
   Less: Reclassification adjustment for losses included in
     net income, net of income tax benefit of $311 ..........................        --           (574)        --            (574)
   Effect of Restructuring ..................................................        --         40,290         --          40,290
                                                                                             ---------                  ---------
   Change in unrealized losses on available-for-sale securities .............        --        (34,020)        --         (34,020)
                                                                                             ---------                  ---------
   Change in unrealized losses on derivative hedging instruments --
     cash flow hedges:

   Net derivative losses, net of tax effect of $1,189 .......................        --         (2,198)        --          (2,198)
   Less: Reclassification adjustment for losses included
     in net income, net of tax effect of $667 ...............................        --         (1,234)        --          (1,234)
                                                                                             ---------                  ---------
   Unrealized losses on derivative hedging instruments ......................        --           (964)        --            (964)
                                                                                             ---------                  ---------
   Translation adjustment ...................................................        --         (5,682)        --          (5,682)
   Effect of Restructuring ..................................................        --         (3,364)        --          (3,364)
                                                                                             ---------                  ---------
   Net translation adjustment for the year ..................................        --         (9,046)        --          (9,046)
                                                                                                                        ---------
 Comprehensive loss .........................................................                                           $ (11,260)
                                                                                                                        =========
 Effect of Restructuring ....................................................    (272,644)        --           --
 Dividends and distributions to parent company ..............................        --           --        (35,000)
 Capital contribution from parent company ...................................      38,209         --           --
 Compensation related to ISP restricted stock awards ........................          66         --           --
 Compensation related to ISP stock options issued as incentives .............         104         --           --
                                                                                 --------    ---------    ---------
Balance, December 31, 2001 .................................................     $390,989    $ (32,029)   $  67,164
                                                                                 ========    =========    =========

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 ISP CHEMCO INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. FORMATION OF THE COMPANY, MERGER OF INTERNATIONAL SPECIALTY PRODUCTS INC.INTO ISP HOLDINGS INC. AND CORPORATE RESTRUCTURING

     On July 15, 1998, International Specialty Products Inc. ("Old ISP") merged (the "Merger") with and into ISP Holdings Inc. ("ISP Holdings"). In connection with the Merger, ISP Holdings changed its name to International Specialty Products Inc. ("ISP"). In the Merger, each outstanding share of Old ISP's common stock, other than those held by ISP Holdings, was converted into one share of common stock of ISP, and the outstanding shares of Old ISP's common stock which were held by ISP Holdings were converted into an aggregate of 53,833,333 shares (or approximately 78%) of the outstanding shares of common stock of ISP.

     ISP Opco Holdings Inc., which changed its name on June 5, 2001 to ISP Chemco Inc. (the "Company"), an indirect wholly owned subsidiary of ISP, was formed on June 24, 1998 in connection with the Merger and 100 shares of its common stock were issued to ISP. At the time of the Merger, substantially all of the assets and liabilities of Old ISP were transferred to the Company. The accompanying Consolidated Financial Statements have been prepared on a basis which retroactively reflects the formation of the Company, as discussed above, for all periods presented. The net income presented up to the date that the Company was formed has been reflected as dividends and/or distributions to ISP.

     In connection with the financing transactions discussed in Note 13, ISP completed a corporate restructuring (the "Restructuring") of its business in June 2001 in order to separate its investment assets from its specialty chemicals business. As part of the Restructuring, the Company transferred net assets of approximately $235.7 million, consisting of all of its investment assets, totaling $336.7 million, associated short-term debt and the outstanding stock of certain subsidiaries to a newly formed parent company, International Specialty Holdings Inc., a wholly owned subsidiary of ISP, which, in turn, transferred those assets to its newly formed subsidiary, ISP Investco LLC ("ISP Investco"). After completing these transactions, the Company's assets consist solely of those related to ISP's specialty chemicals business.

     The Company is engaged principally in the manufacture and sale of a wide range of specialty chemicals and mineral products. See Notes 17 and 18 for a description of and financial information relating to the Company's business segments and foreign and domestic operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION

     All subsidiaries are consolidated and intercompany transactions have been eliminated.

   FINANCIAL STATEMENT ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates. Actual results could differ from those estimates. In the opinion of management, the financial statements herein contain all adjustments necessary to present fairly the financial position and the results of operations and cash flows of the Company for the periods presented. The Company has a policy to review the recoverability of long-lived assets and identify and measure any potential impairments. The Company does not anticipate any changes in management estimates that would have a material impact on operations, liquidity or capital resources.

                                 ISP CHEMCO INC.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

   SHORT-TERM INVESTMENTS

     Prior to the Restructuring, for securities classified as "trading" (including short positions), unrealized gains and losses were reflected in the results of operations. For securities classified as "available-for-sale," unrealized gains and losses, net of income tax effect, were included in a separate component of shareholder's equity, "Accumulated other comprehensive income (loss)," and amounted to $34.0 million as of December 31, 2000.

     "Other short-term investments" represented investments in limited partnerships which are accounted for by the equity method. Gains and losses were reflected in "Other income (expense), net." Liquidation of partnership interests generally required a 30 to 45 day notice period.

     Cash and cash equivalents include cash on deposit and debt securities purchased with original maturities of three months or less.

   INVENTORIES

     Inventories are stated at the lower of cost or market. The LIFO (last-in, first-out) method is utilized to determine cost for a substantial portion of the Company's domestic inventories. All other inventories are determined principally based on the FIFO (first-in, first-out) method.

   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed principally on the straight-line method based on the estimated economic lives of the assets. The Company uses an economic life of 10-20 years for land improvements, 40 years for buildings, and 3-20 years for machinery and equipment, which includes furniture and fixtures. Certain interest charges are capitalized during the period of construction as part of the cost of property, plant and equipment.

   FOREIGN EXCHANGE CONTRACTS

     The Company enters into forward foreign exchange instruments in order to hedge a portion of both its borrowings denominated in foreign currency and transactions related to the operations of foreign subsidiaries. All forward contracts are reflected on the Company's Consolidated Balance Sheets at their fair market value.

     Forward contract agreements require the Company and the counterparty to exchange fixed amounts of U.S. dollars for fixed amounts of foreign currency on specified dates. The market value of such contracts varies with changes in the market exchange rates. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the forward contract agreements. However, the Company does not anticipate nonperformance by the counterparties. The Company does not generally require collateral or other security to support these financial instruments.

     As of December 31, 2000 and 2001, the U.S. dollar equivalent notional value of outstanding forward foreign exchange contracts was $20.9 and $17.7 million, respectively. All forward contracts are in major currencies with highly liquid markets and mature within one year. The Company uses quoted market prices obtained from major financial institutions to determine the market value of its outstanding forward exchange contracts. In addition, the U.S. dollar equivalent notional value of foreign exchange contracts outstanding as of December 31, 2000 and 2001, which were entered into as a hedge of intercompany loans, was $17.0 and $17.7 million, respectively, representing 100% of the Company's foreign currency exposure with respect to such loans. See "Derivatives and Hedging" below.

     The Company continually monitors its risk from the effects of foreign currency fluctuations on its operations and on the derivative products used to hedge its risk. The Company utilizes real-time, on-line foreign exchange data

                                 ISP CHEMCO INC.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

and news as well as evaluation of economic information provided by financial institutions. Mark-to-market valuations are made on a regular basis. Hedging strategies are approved by senior management before being implemented.

   DERIVATIVES AND HEDGING

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement.

     The Company adopted SFAS No. 133 as of January 1, 2001. Accounting for interest rate swaps and foreign exchange forward contracts held by the Company is affected by implementation of this standard. The earnings impact of the transition adjustments related to the initial adoption of the standard was an after-tax loss of approximately $0.4 million, which was recorded in the first quarter of 2001 as the cumulative effect of a change in accounting principle.

     As discussed in Note 13, in June 2001, the Company entered into $450.0 million of Senior Credit Facilities, which include a $225.0 million term loan. The Company has designated interest rate swaps, with a total notional amount of $100 million, as a hedge of its exposure to changes in the eurodollar rate under the term loan. The interest rate swaps are structured to receive interest based on the eurodollar rate and pay interest on a fixed rate basis. A cash flow hedging relationship has been established whereby the interest rate swaps hedge the risk of changes in the eurodollar rate related to borrowings against the term loan. The interest rate swaps hedge exposure to changes in the eurodollar rate through July 2002.

     At December 31, 2001, the fair value of the interest rate swaps was $3.1 million and is included within "Accrued liabilities" on the Company's Consolidated Balance Sheet. During 2001, $1.6 million related to the interest rate swaps was reclassified and charged against interest expense. In addition, $0.3 million, representing hedge ineffectiveness, was also charged against interest expense. As of December 31, 2001, included in Accumulated Other Comprehensive Loss is a $1.5 million pre-tax loss related to these interest rate swaps.

     Derivatives held by the Company not designated as hedging instruments include forward foreign exchange instruments. These derivatives are being marked-to-market each period, with unrealized gains and losses included in results of operations. Foreign exchange forward contracts are held to offset exposure to changes in exchange rates affecting intercompany loans.

   FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of foreign subsidiaries are translated at year-end exchange rates. Income and expenses are translated at average exchange rates prevailing during the year. The effects of these translation adjustments are reported in a separate component of shareholder's equity, "Accumulated other comprehensive income (loss)," and amounted to $(22.0) and $(31.1) million as of December 31, 2000 and 2001, respectively. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, principally related to the revaluation of payables and receivables, are included in "Other income (expense), net" and amounted to $4.9, $(1.7) and $(4.2) million in 1999, 2000 and 2001, respectively.

   NEW ACCOUNTING STANDARDS

     On June 30, 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be

                                 ISP CHEMCO INC.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

accounted for using the purchase method of accounting and eliminates the pooling method of accounting. SFAS No. 141 will not have an impact on the Company's business since the Company has historically accounted for all business combinations using the purchase method of accounting. With the adoption of SFAS No. 142, goodwill will no longer be subject to amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. Companies must perform a fair-value-based goodwill impairment test. In addition, under SFAS No. 142, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Intangible assets will be amortized over their useful lives. SFAS No. 142 is effective as of January 1, 2002. On an annualized basis, the Company's net income will increase by approximately $16.5 million, unless any impairment charges are necessary.

   EXCESS OF COST OVER NET ASSETS OF BUSINESSES ACQUIRED ("GOODWILL")

     Goodwill, which arose principally from the 1989 management-led buyout of the predecessor company to the Company's former parent company, G-I Holdings, and as a result of the Merger (see Note 1), is amortized on the straight-line method over a period of approximately 40 years. The Company believes that the goodwill is recoverable. To determine if goodwill is recoverable, the Company compares the net carrying amount to undiscounted projected cash flows of the underlying businesses to which the goodwill pertains. If goodwill is not recoverable, the Company would record an impairment based on the difference between the net carrying amount and fair value. See "New Accounting Standards" above.

   REVENUE RECOGNITION

     Revenue is recognized at the time products are shipped to the customer.

   SHIPPING AND HANDLING COSTS

     Shipping and handling costs included in "Selling, general and administrative" expenses amounted to $24.8, $30.3 and $29.1 million for 1999, 2000 and 2001, respectively.

   DEBT ISSUANCE COSTS

     Debt issuance costs are amortized to expense over the life of the related debt. Unamortized debt issuance costs of $0.1 and $15.5 million are included in "Other assets" in the Consolidated Balance Sheets at December 31, 2000 and 2001, respectively.

   RESEARCH AND DEVELOPMENT

     Research and development costs are charged to operations as incurred and amounted to $23.0, $25.6 and $25.4 million for 1999, 2000 and 2001, respectively.

   ENVIRONMENTAL LIABILITY

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters. The Company estimates that its liability with respect to such environmental matters, and certain other environmental compliance expenses, as of December 31, 2001, is $26.6 million, before reduction for insurance recoveries reflected on its Consolidated Balance Sheet of $21.7 million. The Company's liability is reflected on an undiscounted basis. The gross environmental liability is included within "Accrued liabilities" and "Other liabilities," and the estimated recoveries are included within "Other assets." See Note 20 for further discussion with respect to environmental liabilities and estimated insurance recoveries.

                                 ISP CHEMCO INC.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     Comprehensive Income (Loss) includes net income, unrealized gains and losses from investments in available-for-sale securities, net of income tax effect, unrealized gains and losses from derivative hedging instruments, net of income tax effect, foreign currency translation adjustments, and minimum pension liability adjustments. The Company has chosen to disclose Comprehensive Income
(Loss) in the Consolidated Statements of Shareholder's Equity.

     Changes in the components of "Accumulated other comprehensive income
(loss)" for the years 1999, 2000 and 2001 are as follows:

                                  UNREALIZED       UNREALIZED       CUMULATIVE
                                GAINS (LOSSES)      LOSSES ON         FOREIGN           MINIMUM       ACCUMULATED
                                 ON AVAILABLE-     DERIVATIVE        CURRENCY           PENSION          OTHER
                                   FOR-SALE          HEDGING        TRANSLATION        LIABILITY     COMPREHENSIVE
                                  SECURITIES       INSTRUMENTS      ADJUSTMENT        ADJUSTMENT     INCOME (LOSS)
                                 ------------      -----------      -----------       -----------    -------------
Balance, December 31, 1998......   $(18,705)          $  --          $  3,990          $(4,716)         $(19,431)
Change for the year 1999........     24,511              --           (17,883)           4,716            11,344
                                   --------           -----          --------          -------          --------
Balance, December 31, 1999......   $  5,806           $  --          $(13,893)         $    --          $ (8,087)
Change for the year 2000........     28,214              --            (8,126)              --            20,088
                                   --------           -----          --------          -------          --------
Balance, December 31, 2000......   $ 34,020           $  --          $(22,019)         $    --          $ 12,001
Change for the year 2001........    (34,020)           (964)           (9,046)              --           (44,030)
                                   --------           -----          --------          -------          --------
Balance, December 31, 2001......   $     --           $(964)         $(31,065)         $    --          $(32,029)
                                   ========           =====          ========          =======          ========

   RECLASSIFICATIONS

     Certain amounts in the 1999 and 2000 Consolidated Financial Statements have been reclassified to conform to the 2001 presentation.

NOTE 3. SHORT-TERM INVESTMENTS

     As discussed in Note 1, as part of the Restructuring, the Company transferred all of its investment assets, totaling $336.7 million, to a newly formed parent company, International Specialty Holdings Inc., which, in turn, transferred those assets to its newly formed subsidiary, ISP Investco LLC. The Senior Credit Facilities discussed in Note 13 prohibit the Company from investing in equity securities in excess of $5.0 million.

     At December 31, 1999, the Company held an investment of $144.3 million (based on market value) in Life Technologies, Inc. ("Life Technologies"), a 75%-owned subsidiary of Dexter Corporation ("Dexter"). Such investment represented approximately 14% of the outstanding common stock of Life Technologies at December 31, 1999. At December 31, 1999, the Company also held an investment of $91.4 million (based on market value) in Dexter, representing approximately 10% of the outstanding common stock of Dexter at that date. Dexter and Life Technologies were acquired by Invitrogen Corporation ("Invitrogen") in a merger completed in September 2000. The Company sold its shares of Dexter common stock prior to the merger and also sold all of the Invitrogen common stock that it received in the merger for its Life Technologies shares, resulting in net gains, after expenses, in 2000 of $123.5 million. The total gain related to these investments was approximately $146 million, prior to expenses, of which a total of $16.4 million was recognized in 1998 and 1999.

     "Other income (expense), net," includes total investment income of $4.1, $144.4 and $27.5 million in 1999, 2000 and 2001, respectively. The investment income consists of $6.7, $150.6 and $28.5 million of net realized and certain unrealized gains (losses) on securities in 1999, 2000 and 2001, respectively, and $(2.6), $(6.2) and $(1.0) million, respectively, of net interest, dividends and investment-related expenses. The determination of cost in computing realized and unrealized gains and losses is based on the specific identification method.

                                 ISP CHEMCO INC.

NOTE 3. SHORT-TERM INVESTMENTS -- (CONTINUED)

     As of December 31, 2000, the market value of the Company's equity securities held long was $466.1 million and the Company had $223.8 million of short positions in common stocks, based on market value. The Company entered into equity-related financial instruments as a means to manage its exposure to market fluctuations on its short-term investments. As of December 31, 2000, the value of equity-related long contracts was $30.2 million, which were marked-to-market each month, with unrealized gains and losses included in the results of operations. The market values referred to above are based on quotations as reported by various stock exchanges and major broker/dealers.

NOTE 4. (PROVISION) BENEFIT FOR RESTRUCTURING

     In January 1999, the Company announced a restructuring program that included the shutdown of its butanediol production unit at its Calvert City, Kentucky manufacturing facility, the write-down to fair value of the butanediol production assets at its Texas City and Seadrift, Texas manufacturing facilities, the write-off of fixed asset costs related to a terminated European expansion project and the consolidation of offices in its European operations. Accordingly, the Company recorded a one-time provision for restructuring and impairment loss against operating income in 1998 totaling $73.0 million.

     In 1999, the Company reversed $1.9 million of such previously recorded restructuring reserves, representing an excess demolition reserve of $0.8 million and $1.1 million of other reserves, mainly for raw material contract terminations, which were no longer required. This program was completed in the third quarter of 2000. In the third quarter of 1999, the Company implemented a staff reduction program impacting corporate and worldwide executive and administrative staff positions. As a result, a total of 79 positions were eliminated in 1999 through normal attrition or termination, for which the Company recorded a pre-tax provision for severance of $2.3 million. This program was completed in the second quarter of 2000.

     As part of the 1998 restructuring program, the Company wrote down to fair value the butanediol production assets at its Texas City and Seadrift, Texas manufacturing facilities. In December 2000, the Company shut down production at the Seadrift facility and shut down production of butanediol at the Texas City facility in the first quarter of 2001. Accordingly, the Company recorded a one-time restructuring charge against operating income in 2000 of $2.5 million, as detailed below. Also, in connection with the relocation of certain of the Company's production lines for personal care products to the Company's Freetown, Massachusetts facility, the Company shut down its manufacturing operation in Belleville, New Jersey in the first quarter of 2001. Accordingly, the Company recorded a restructuring charge against operating income in 2000 of $11.9 million, as detailed below.

     The components of the $14.4 million provision for restructuring in 2000 are as follows:

                                                                     TEXAS CITY/
                                                          BELLEVILLE    SEADRIFT
                                                          ----------    -------
                                                                (MILLIONS)

Write-off of production assets ..........................    $10.4       $0.4
Accrual for severance costs .............................      0.9        0.7
Accrual for decommissioning and remediation .............     --          1.4
Accrual for other related costs .........................      0.6        --
                                                             -----       ----
Total provision .........................................    $11.9       $2.5
                                                             =====       ====

     Of the total $14.4 million restructuring provision, $3.6 million represented cash costs to be incurred, including severance costs of $0.9 million for 33 plant management, supervisors and operators to be terminated at the Belleville plant and severance costs of $0.7 million for 10 supervisors and operators at the Texas City and Seadrift plants. As a result of the write-off of property, plant and equipment, the Company's depreciation expense was lowered by approximately $1.4 million per year.

                                 ISP CHEMCO INC.

NOTE 4. (PROVISION) BENEFIT FOR RESTRUCTURING -- (CONTINUED)

     In 2001, $1.1 million of costs were charged against the Belleville reserve and $0.4 million of this reserve was reversed, representing an excess severance reserve and reserve for other related costs. This program was completed in the fourth quarter of 2001. In 2001, $2.0 million of costs were charged against the Texas City/Seadrift reserve and $0.1 million of this reserve was reversed, representing an excess severance reserve. This program was completed in the fourth quarter of 2001.

NOTE 5. GAINS ON CONTRACT AND INSURANCE SETTLEMENTS

     In the first quarter of 2000, the Company received $3.5 million from the settlement of a pre-1997 contract termination dispute relating to the Company's Mineral Products segment. In 2001, the Company recorded a $1.6 million gain for an anticipated receipt of an insurance settlement related to an industrial accident in 2001 at one of the Company's manufacturing facilities.

NOTE 6. DISPOSITION OF ASSETS

     On April 2, 1999, the Company sold its pearlescent pigments business, a non-core product line that was part of the Personal Care business segment, which resulted in a pre-tax gain of $8.5 million. The pearlescent pigments product line accounted for $4.9 million of the Company's net sales in 1998. As a result, the sale did not have a material impact on the Company's results of operations for the year 1999.

NOTE 7. DISCONTINUED OPERATION

     On October 1, 1999, the Company sold the stock of its Filter Products subsidiaries to Hayward Industrial Products, Inc. for a purchase price of $62.0 million. The gain on the sale was $23.5 million, after income taxes of $12.7 million. Accordingly, the Filter Products business segment is reported as a discontinued operation in the Consolidated Financial Statements.

     Summary operating results for the Filter Products business are as follows:

                                                                    YEAR ENDED
                                                                    DECEMBER 31,
                                                                       1999
                                                                   ------------
                                                                    (THOUSANDS)
Net sales ................................................           $ 28,730
                                                                     ========
Income before income taxes ...............................           $  2,726
Income taxes .............................................               (957)
                                                                     --------
Net income ...............................................           $  1,769
                                                                     ========

                                 ISP CHEMCO INC.

NOTE 8. INCOME TAXES

     Income tax (provision) benefit from continuing operations consists of the following:
                                                 YEAR ENDED DECEMBER 31,
                                         --------------------------------------
                                           1999           2000          2001
                                         --------       --------       --------
                                                       (THOUSANDS)
Federal:
  Current ...........................    $ 18,824       $(20,028)      $(17,289)
  Deferred ..........................     (31,406)       (20,648)         5,861
                                         --------       --------       --------
    Total Federal ...................     (12,582)       (40,676)       (11,428)
                                         --------       --------       --------
Foreign:
  Current ...........................     (16,830)       (17,466)        (7,728)
  Deferred ..........................       5,185          9,076            416
                                         --------       --------       --------
    Total foreign ...................     (11,645)        (8,390)        (7,312)
                                         --------       --------       --------
State and local:
  Current ...........................      (1,200)          (304)          (840)
  Deferred ..........................        (844)          (481)          (492)
                                         --------       --------       --------
    Total state and local ...........      (2,044)          (785)        (1,332)
                                         --------       --------       --------
Income tax provision ................    $(26,271)      $(49,851)      $(20,072)
                                         ========       ========       ========

     The differences between the income tax provision computed by applying the statutory Federal income tax rate to pre-tax income, and the income tax provision reflected in the Consolidated Statements of Income are as follows:

                                                  YEAR ENDED DECEMBER 31,
                                             -----------------------------------
                                               1999        2000          2001
                                             --------     --------     --------
                                                        (THOUSANDS)

Statutory tax provision .................    $(26,202)    $(49,706)    $(18,649)
Impact of:
  Foreign operations ....................       4,472        3,730        4,891
  State and local taxes, net of
  Federal benefits ......................      (1,330)        (511)        (866)
  Nondeductible goodwill amortization ...      (5,671)      (5,616)      (5,774)
  Percentage depletion ..................       1,943        1,521          659
  Other, net ............................         517          731         (333)
                                             --------     --------     --------
Income tax provision ....................    $(26,271)    $(49,851)    $(20,072)
                                             ========     ========     ========

     The components of the net deferred tax liability are as follows:

                                                              DECEMBER 31,
                                                        -----------------------
                                                          2000          2001
                                                        ---------    ---------
                                                             (THOUSANDS)

Deferred tax liabilities related to:
  Property, plant and equipment .....................   $ 102,697    $ 108,187
  Other .............................................      82,193       71,519
                                                        ---------    ---------
    Total deferred tax liabilities ..................     184,890      179,706
                                                        ---------    ---------
Deferred tax assets related to:
  Expenses not yet deducted for tax purposes ........     (19,901)     (22,477)
  Other .............................................     (24,042)     (26,055)
                                                        ---------    ---------
    Total deferred tax assets .......................     (43,943)     (48,532)
                                                        ---------    ---------
Net deferred tax liability ..........................     140,947      131,174
Deferred tax assets reclassified to other current
  assets.............................................      29,394       32,929
                                                        ---------    ---------
Noncurrent deferred tax liability ...................   $ 170,341    $ 164,103
                                                        =========    =========

                                 ISP CHEMCO INC.

NOTE 8. INCOME TAXES -- (CONTINUED)

     In connection with the Restructuring, the Company entered into a tax sharing agreement with its parent company, International Specialty Holdings Inc., with respect to the payment of Federal income taxes and certain related matters. The tax sharing agreement is substantially similar to the tax sharing agreement described below. The Company and its domestic subsidiaries are a party to a Tax Sharing Agreement with ISP with respect to the payment of Federal income taxes and certain related matters dated as of January 1, 1997 (the "1997 Tax Sharing Agreement"). During the term of the 1997 Tax Sharing Agreement, which extends as long as the Company or any of its domestic subsidiaries, as the case may be, are included in a consolidated Federal income tax return filed by ISP or a successor entity, the Company is obligated to pay to ISP an amount equal to those Federal income taxes the Company would have incurred if, subject to certain exceptions, the Company (on behalf of itself and its domestic subsidiaries) filed its own consolidated Federal income tax return. These exceptions include, among others, that the Company may utilize certain favorable tax attributes, i.e., losses, deductions and credits (except for a certain amount of foreign tax credits and, in general, net operating losses), only at the time such attributes reduce the Federal income tax liability of ISP and its consolidated subsidiaries (the "ISP Group"); and that the Company may carry back or carry forward its favorable tax attributes only after taking into account current tax attributes of the ISP Group. In general, subject to the foregoing limitations, unused tax attributes carry forward for use in reducing amounts payable by the Company to ISP in future years. Subject to certain exceptions, actual payment for such attributes will be made by ISP to the Company only when ISP receives an actual refund of taxes from the Internal Revenue Service (the "IRS") or, under certain circumstances, the earlier of the dates of the filing of Federal income tax returns of the Company for taxable years of the Company following the last taxable year in which it was a member of the ISP Group. Foreign tax credits not utilized by the Company in computing its tax sharing payments will be refunded by ISP to the Company, if such credits expire unutilized, upon the termination of the statute of limitations for the year of expiration.

     The 1997 Tax Sharing Agreement provides for analogous principles to be applied to any consolidated, combined or unitary state or local taxes. Under the 1997 Tax Sharing Agreement, ISP makes all decisions with respect to all matters relating to taxes of the ISP Group. The provisions of the 1997 Tax Sharing Agreement take into account both the Federal income taxes the Company would have incurred if it filed its own separate Federal income tax return and the fact that the Company is a member of the ISP Group for Federal income tax purposes.

     The predecessor of ISP and certain of its domestic subsidiaries were parties to tax sharing agreements with members of the consolidated group that included G-I Holdings Inc. (the "G-I Holdings Group"). Until January 1, 1997, ISP and its domestic subsidiaries were included in the consolidated Federal income tax returns of the G-I Holdings Group. Therefore, such tax sharing agreements are no longer applicable with respect to the tax liabilities of ISP for periods subsequent to January 1, 1997. ISP remains obligated, however, with respect to tax liabilities imposed or that may be imposed for periods prior to such date. Among other things, those tax sharing agreements provide for the sharing of the G-I Holdings Group's consolidated tax liability based on each member's share of the tax as if such member filed on a separate basis. Accordingly, a payment of tax would be made to G-I Holdings equal to ISP's allocable share of the G-I Holdings Group's consolidated tax liability.

     On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service (the "IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. G-I Holdings has advised the Company that it believes that it will prevail in the tax matter arising out of the surfactants partnership, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings bankruptcy. If such proof of claim is sustained, the Company and/or some of the Company's subsidiaries, together with G-I Holdings and several current and former subsidiaries of G-I Holdings would be severally liable for such taxes and interest in the amount of approximately $250.0 million should G-I Holdings be unable to satisfy such

                                 ISP CHEMCO INC.

NOTE 8. INCOME TAXES -- (CONTINUED)

liability. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its asbestos-related bodily injury claims relating to the inhalation of asbestos fiber. See Note 20.

NOTE 9. ACQUISITIONS

     On October 15, 1999, the Company acquired substantially all of the assets of the Kelco Alginates division of Monsanto Company, including manufacturing facilities in San Diego, California and Girvan, Scotland, a research facility in Tadworth, England and equity investments in three seaweed processing joint ventures in Ireland, Iceland and Tasmania. The alginates business manufactures sodium alginate, propylene glycol alginate and other alginate derivatives. The results of the alginates business, including sales of $12.8 million for 1999, are included in the Company's financial statements from the date of its acquisition and were not material to 1999 operations.

     On June 7, 2001, the Company completed the acquisition of substantially all of the assets of FineTech Ltd. ("FineTech"), a pharmaceutical research company based in Haifa, Israel. FineTech specializes in the design of proprietary synthetic routes and methodologies used in the production of highly complex and valuable organic compounds for the pharmaceutical industry. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of the identifiable assets acquired, including $9.5 million of intangible assets, and the excess was recorded as goodwill, pending management's valuation of the fair values of the net assets acquired as of the date of acquisition. The results of the FineTech business, including sales of $2.2 million in 2001, are included in the Company's results from the date of its acquisition and were not material to 2001 operations.

     On December 31, 2001, the Company's wholly owned subsidiary, ISP (Canada) Inc. completed the acquisition of the industrial biocides business of Degussa Corporation. The industrial biocides business manufactures FUNGITROL(R) fungicides, NUOSEPT(R) preservatives, NUOCIDE(R) fungicides and algaecides, and BIOTREND(R) biocides. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of the identifiable assets acquired, including $6.3 million of intangible assets, and the excess was recorded as goodwill, pending management's valuation of the fair values of the net assets acquired as of the date of acquisition. The results of the industrial biocides business will be included in the Company's results from the date of its acquisition. This business had sales of approximately $27 million in 2001.

NOTE 10. SALE OF ACCOUNTS RECEIVABLE

     In October 2001, the Company entered into a new agreement for the sale of its domestic receivables, under which the Company sells certain of its trade accounts receivable without recourse. This agreement replaces the previous agreement which terminated in October 2001. The new agreement has a termination date of October 2004 and provides for up to $40.0 million in cash to be made available to the Company based on eligible receivables outstanding from time to time. The excess of accounts receivable sold over the net proceeds received is included in "Accounts receivable, other." The effective cost to the Company varies with LIBOR or commercial paper rates and is included in "Other income (expense), net" and amounted to $2.5, $2.3 and $1.9 million in 1999, 2000 and 2001, respectively.

                                 ISP CHEMCO INC.

NOTE 11. INVENTORIES

     Inventories comprise the following:

                                                             DECEMBER 31,
                                                       -------------------------
                                                         2000             2001
                                                       --------         --------
                                                              (THOUSANDS)

Finished goods ...............................         $ 93,356         $119,124
Work-in-process ..............................           29,022           37,332
Raw materials and supplies ...................           28,570           34,126
                                                       --------         --------
Inventories ..................................         $150,948         $190,582
                                                       ========         ========

     At December 31, 2000 and 2001, $38.7 and $60.1 million, respectively, of domestic inventories were valued using the LIFO method. If the FIFO inventory method had been used to value these inventories, they would have been $0.1 million lower at December 31, 2000 and $3.7 million higher at December 31, 2001.

NOTE 12. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, net, comprises the following:

                                                            DECEMBER 31,
                                                      -------------------------
                                                        2000             2001
                                                      --------         --------
                                                             (THOUSANDS)

Land and land improvements ...................        $ 78,236         $ 80,594
Buildings and building equipment .............         105,279          111,281
Machinery and equipment ......................         624,761          682,584
Construction in progress .....................          60,326           45,592
                                                      --------         --------
  Total ......................................         868,602          920,051
Less accumulated depreciation ................        (309,914)        (363,326)
                                                      --------         --------
Property, plant and equipment, net ...........        $558,688         $556,725
                                                      ========         ========

     See Note 20 for information regarding capital leases.

NOTE 13. LONG-TERM DEBT AND LINES OF CREDIT

     Long-term debt comprises the following:

                                                           DECEMBER 31,
                                                     -------------------------
                                                       2000             2001
                                                     --------         --------
                                                            (THOUSANDS)

9 3/4% Senior Notes due February 2002 ........       $199,871         $   --
9% Senior Notes due October 2003 .............        199,000          182,093
Senior Credit Facilities:
Term loan expiring June 2008 .................           --            223,875
Revolving credit facility ....................        196,000           95,250
10 1/4% Senior Subordinated Notes due 2011 ...           --            402,536
Obligation on mortgaged property, due January 2001     28,125             --
Obligations under capital leases (Note 20) ...            533              271
Other ........................................             32               32
                                                     --------         --------
  Total long-term debt .......................        623,561          904,057
Less current maturities ......................       (224,419)        (184,500)
                                                     --------         --------
Long-term debt less current maturities .......       $399,142         $719,557
                                                     ========         ========

                                 ISP CHEMCO INC.

NOTE 13. LONG-TERM DEBT AND LINES OF CREDIT -- (CONTINUED)

     On June 27, 2001, the Company and three of its wholly owned subsidiaries jointly issued $205.0 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2011 (the "2011 Notes"). The net proceeds of $197.3 million, after discount and fees, were placed in a restricted cash escrow account and used to retire ISP's 9 3/4% Senior Notes due 2002 (the "2002 Notes"). During the third quarter of 2001, ISP retired $19.9 million of the 2002 Notes, and the remaining $180.0 million of 2002 Notes were retired on or prior to October 15, 2001. On July 31, 2001, the Company and those same three wholly owned subsidiaries jointly issued an additional $100.0 million aggregate principal amount of the 2011 Notes. These notes have the same terms as the 2011 Notes issued in June 2001. The net proceeds were $98.9 million, including $0.9 million of accrued interest from June 27, 2001 to the date of issuance, of which $98.0 million were placed in a restricted cash escrow account and used to retire a portion of ISP's 9% Senior Notes due 2003 (the "2003 Notes").

     On November 13, 2001, the Company and those same three wholly owned subsidiaries jointly issued an additional $100.0 million aggregate principal amount of the 2011 Notes. These notes have the same terms as the 2011 Notes issued in June 2001 except with respect to interest accrual and registration rights. The net proceeds of $101.0 million were placed in a restricted cash escrow account and used to retire a portion of ISP's 2003 Notes. As the Company has used the net proceeds from the issuance of the 2011 Notes to retire ISP's 2002 Notes and a portion of ISP's 2003 Notes, the 2002 Notes and $199.0 million of the 2003 Notes have been retroactively reflected on the Company's Consolidated Balance Sheets for all periods presented. ISP retired $16.9 million aggregate principal amount of the 2003 Notes in 2001. On January 14, 2002, ISP redeemed the remaining $307.9 million aggregate principal amount of the 2003 Notes, of which $182.1 million is reflected on the Company's Consolidated Balance Sheet at December 31, 2001. The Company will record an after-tax extraordinary charge of $2.3 million in the first quarter of 2002 in connection with this redemption.

     The 2011 Notes are guaranteed by substantially all of the Company's domestic subsidiaries. The 2011 Notes were issued under an indenture which, among other things, limits the ability of the Company and its subsidiaries, except the Company's accounts receivable subsidiary and certain immaterial subsidiaries, to incur additional debt, issue preferred stock, incur liens, and pay dividends or make certain other restricted payments and restricted investments.

     In a related transaction, the Company and its three subsidiaries which issued the 2011 Notes also entered into $450.0 million of new senior secured credit facilities (the "Senior Credit Facilities"), the initial borrowings under which were used to repay amounts outstanding under the Company's previous credit facility. The Senior Credit Facilities are comprised of a $225.0 million term loan with a maturity of seven years and a $225.0 million revolving credit facility which will terminate in five years. The revolving credit facility includes a borrowing capacity not in excess of $50.0 million for letters of credit. All borrowings under the Senior Credit Facilities are based on either an alternate base rate (based on the banks' base rate or on the federal funds rate) or on the eurodollar rate plus a margin based on the ratio of the Company's total consolidated debt to EBITDA (as defined in the Senior Credit Facilities). The average interest rate at December 31, 2001 on borrowings under the Senior Credit Facilities was 5.3%. The Senior Credit Facilities require compliance with various financial covenants, including a total debt leverage maintenance ratio, a senior debt leverage maintenance ratio, an interest coverage ratio and a minimum adjusted net worth. At December 31, 2001, the Company and its subsidiaries were in compliance with these covenants. As of December 31, 2001, $95.3 million of borrowings and $5.6 million of letters of credit were outstanding under the revolving credit facility. In addition, the Senior Credit Facilities limit the ability of the Company and its subsidiaries, except the Company's accounts receivable subsidiary and certain immaterial subsidiaries, to incur additional debt, issue preferred stock, incur liens, and pay dividends or make certain other restricted payments and restricted investments. The Company and substantially all of its domestic subsidiaries are designated as obligors under the Senior Credit Facilities. The obligations of the obligors under the Senior Credit Facilities are secured by a first-priority security interest in 100% of the capital stock of the Company's domestic subsidiaries and 66% of the capital stock of some of the Company's foreign subsidiaries, and substantially all of the real and personal property of the obligors, except for the Company's accounts receivable subsidiary and certain immaterial subsidiaries.

                                 ISP CHEMCO INC.

NOTE 13. LONG-TERM DEBT AND LINES OF CREDIT -- (CONTINUED)

     On December 13, 2001, the Company's parent company, International Specialty Holdings Inc., issued $200.0 million principal amount of 10 5/8% Senior Secured Notes due 2009 (the "2009 Notes"). The 2009 Notes are secured by a first priority lien on all of the outstanding capital stock of the Company. The 2009 Notes were issued under an indenture which, among other things, limits the ability of International Specialty Holdings Inc. and its subsidiaries, except unrestricted subsidiaries, to incur additional debt, enter into transactions with affiliates, issue preferred stock, incur liens, and pay dividends or make certain other restricted payments and restricted investments. ISP Investco and its subsidiaries, the Company's accounts receivable subsidiary and certain immaterial subsidiaries have been designated as unrestricted subsidiaries under the indenture related to the 2009 Notes.

     In October 1996, ISP issued $325 million principal amount of the 2003 Notes. As discussed above, ISP redeemed the remaining 2003 Notes on January 14, 2002.

     Borrowings by the Company and its subsidiaries, including those under the Senior Credit Facilities, are subject to the application of certain financial covenants contained in such agreement and in the indentures relating to the 2009 and 2011 Notes. As of December 31, 2001, the Company and its subsidiaries were in compliance with such covenants, and the application of such covenants would not have restricted available borrowings under the Senior Credit Facilities. As of December 31, 2001, under the most restrictive of such limitations, the Company could have paid dividends and other restricted payments of up to $65.4 million.

     The Senior Credit Facilities and the indentures governing the 2009 and 2011 Notes contain additional affirmative and negative covenants affecting the Company and some of its subsidiaries, including restrictions on transactions with affiliates, sale-leaseback transactions, mergers and transfers of all or substantially all of the assets of the Company or its subsidiaries. Additionally, in the event the holders of the 2009 Notes were to foreclose on the Company's capital stock following an event of default under those notes, the sale of the capital stock would constitute a change of control of the Company. Under the indenture governing the 2011 Notes, if a change of control of the Company occurs, the Company is obligated to make an offer to repurchase the 2011 Notes from their respective holders. The terms of the Senior Credit Facilities, however, prohibit the repayment of the 2011 Notes in that event, unless and until such time as the indebtedness under the Senior Credit Facilities is repaid in full. Failure to make such repayment upon a change of control would result in a default under the 2011 Notes. A change of control of the Company would also result in a default under the Senior Credit Facilities. In the event of a default under the indenture governing the 2011 Notes or under the Senior Credit Facilities, the holders of the 2011 Notes or the lenders under the Senior Credit Facilities, as the case may be, could elect to accelerate the maturity of all the 2011 Notes or the loans under the Senior Credit Facilities. Those events could have a material adverse effect on the Company's financial condition and results of operations.

     At December 31, 2000, the Company had a $28.1 million mortgage obligation on its headquarters property. This mortgage was repaid in January 2001. Interest on the mortgage was at a floating rate based on LIBOR.

     The Company believes that the fair value of its non-public variable rate indebtedness approximates the book value of such indebtedness because the interest rates on such indebtedness are at floating short-term rates. With respect to the Company's publicly traded debt securities, the Company has obtained estimates of fair values from an independent source believed to be reliable. The estimated fair value of the 2002 Notes as of December 31, 2000 was $165.9 million, the estimated fair value of the 2003 Notes reflected on the Company's Consolidated Balance Sheets as of December 31, 2000 and 2001 was $151.2 and $184.8 million, respectively, and the estimated fair value of the 2011 Notes as of December 31, 2001 was $418.6 million.

                                 ISP CHEMCO INC.

NOTE 13. LONG-TERM DEBT AND LINES OF CREDIT -- (CONTINUED)

     The aggregate maturities of long-term debt as of December 31, 2001 for the next five years are as follows:

                                                                     (THOUSANDS)
                                                                     ----------
     2002.........................................................     $184,500
     2003.........................................................        2,390
     2004.........................................................        2,253
     2005.........................................................        2,252
     2006.........................................................      149,812

     In the above table, maturities in 2002 include the $182.1 million of 2003 Notes which were redeemed on January 14, 2002, based on their accreted value as of December 31, 2001. Maturities in 2006 include the $95.3 million of borrowings outstanding under the revolving credit facility, based on the expiration of the revolving credit facility in June 2006, and $54.6 million of maturities relating to the term loan under the Senior Credit Facilities. Maturities for each of the years 2002 through 2005 include $2.3 million of maturities relating to such term loan.

     At December 31, 2001, the Company's foreign subsidiaries had total available short-term lines of credit aggregating $2.8 million, of which $2.7 million were unused. Short-term borrowings at December 31, 2000 were $143.7 million. The weighted-average interest rate on those borrowings was 7.0%. Short-term borrowings at December 31, 2001 were not significant.

NOTE 14. BENEFIT PLANS

     Eligible, full-time employees of the Company are covered by various benefit plans, as described below.

   DEFINED CONTRIBUTION PLAN

     The Company provides a defined contribution plan for eligible employees. The Company contributes up to 7% of participants' compensation (any portion of which can be contributed, at the participants' option, in the form of the Company's common stock), and also contributes fixed amounts, ranging from $50 to $750 per year depending on age, to the accounts of participants who are not covered by a Company-provided postretirement medical benefit plan. The aggregate contributions by the Company were $8.1, $7.7 and $7.3 million for 1999, 2000 and 2001, respectively.

   DEFINED BENEFIT PLANS

     The Company provides a noncontributory defined benefit retirement plan for certain hourly employees in the United States (the "Hourly Retirement Plan"). Benefits under this plan are based on stated amounts for each year of service. The Company's funding policy is consistent with the minimum funding requirements of ERISA.

     ISP Marl GmbH, a wholly owned subsidiary of the Company, provides a noncontributory defined benefit retirement plan for its hourly and salaried employees (the "ISP Marl Plan"). Benefits under this plan are based on average earnings over each employee's career with the Company.

                                 ISP CHEMCO INC.

NOTE 14. BENEFIT PLANS -- (CONTINUED)

     The Company's net periodic pension cost (income) for the Hourly Retirement Plan and the ISP Marl Plan included the following components:

                                                  HOURLY RETIREMENT PLAN                   ISP MARL PLAN
                                             ---------------------------------    ------------------------------
                                                  YEAR ENDED DECEMBER 31,             YEAR ENDED DECEMBER 31,
                                             ---------------------------------    ------------------------------
                                                1999        2000       2001         1999       2000         2001
                                              --------    --------   --------      ------     -------       -----
                                                                           (THOUSANDS)
Service cost...............................   $   310     $   247     $   247       $176        $ 99        $133
Interest cost..............................     1,678       1,811       1,932        236         132         220
Expected return on plan assets.............    (2,314)     (2,633)     (3,084)        --          --          --
Amortization of actuarial losses...........       215          40          36         12          --          --
Amortization of unrecognized prior
  service cost.............................       174         190         190         11           7           8
                                             --------    --------    --------      -----       -----       -----
Net periodic pension cost (income).........   $    63     $  (345)    $  (679)      $435        $238        $361
                                             ========    ========    ========      =====       =====       =====

     The following tables set forth, for the years 2000 and 2001, reconciliations of the beginning and ending balances of the benefit obligation, fair value of plan assets, funded status and amounts recognized in the Consolidated Balance Sheets related to the Hourly Retirement Plan and the ISP Marl Plan:

                                                            HOURLY RETIREMENT PLAN             ISP MARL PLAN
                                                           ------------------------       -----------------------
                                                                 DECEMBER 31,                  DECEMBER 31,
                                                           ------------------------       -----------------------
                                                              2000           2001          2000           2001
                                                            --------       --------      --------       --------
                                                                                 (THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year..................  $23,429       $25,406        $ 3,796        $ 3,165
  Service cost.............................................      247           247             99            133
  Interest cost............................................    1,811         1,932            132            220
  Plan amendments..........................................      236            --             --             --
  Actuarial (gains) losses.................................    1,028         1,707           (862)           128
  Benefits paid............................................   (1,345)       (1,416)            --             --
                                                            --------       --------      --------       --------
Benefit obligation at end of year..........................   25,406        27,876          3,165          3,646
                                                            --------       --------      --------       --------
Change in plan assets:
  Fair value of plan assets at beginning of year...........   23,661        28,132             --             --
  Actual return on plan assets.............................    3,959         2,467             --             --
  Employer contributions...................................    1,857         1,308             --             --
  Benefits paid............................................   (1,345)       (1,416)            --             --
                                                            --------       --------      --------       --------
Fair value of plan assets at end of year...................   28,132        30,491             --             --
                                                            --------       --------      --------       --------
Reconciliation of funded status:
  Funded status............................................    2,726         2,615         (3,165)        (3,646)
  Transition obligation....................................       --            --             96            123
  Unrecognized prior service cost..........................    1,109           919             --             --
  Unrecognized actuarial (gains) losses....................    2,299         4,587            (64)           110
                                                            --------       --------      --------       --------
Net amount recognized in Consolidated
  Balance Sheets as (accrued) prepaid benefit cost.........  $ 6,134       $ 8,121        $(3,133)       $(3,413)
                                                            ========       ========      ========       ========

     In determining the projected benefit obligation, the weighted-average assumed discount rate was 7.50% and 7.25% for 2000 and 2001, respectively, for the Hourly Retirement Plan, and was 6.5% for each year for the ISP Marl Plan. The expected long-term rate of return on assets, used in determining net periodic pension cost (income) for the Hourly Retirement Plan, was 11% for 2000 and 2001 and was 7% for each year for the ISP Marl Plan.

                                 ISP CHEMCO INC.

NOTE 14. BENEFIT PLANS -- (CONTINUED)

     The Company also provides a nonqualified defined benefit retirement plan for certain key employees. Expense accrued for this plan was $0.9, $1.2 and $0.7 million for 1999, 2000 and 2001, respectively.

     In connection with the Company's Supplemental Executive Retirement Plan and postretirement medical and life insurance plan, the Company owns certain life insurance policies with a face value of $98.9 million at December 31, 2001. These policies had a cash surrender value of $38.3 and $41.4 million at December 31, 2000 and 2001, respectively, and policy loans of $36.8 and $39.7 million, respectively. The net cash surrender value at December 31, 2000 and 2001 was $1.5 and $1.7 million, respectively, and is included in "Other assets."

   POSTRETIREMENT MEDICAL AND LIFE INSURANCE

     The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees. Such subsidies were reduced as of January 1, 2000.

     The net periodic postretirement benefit cost included the following components:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                             ------------------------------------
                                                                              1999          2000           2001
                                                                             ------        ------         ------
                                                                                         (THOUSANDS)
Service cost.........................................................         $  7          $ 109          $ 123
Interest cost........................................................          608            576            679
Amortization of actuarial loss.......................................           --             --             64
Amortization of unrecognized prior service cost......................         (179)          (284)          (284)
                                                                             ------        ------         ------
Net periodic postretirement benefit cost.............................        $ 436          $ 401          $ 582
                                                                             ======        ======         ======

     The following table sets forth, for the years 2000 and 2001, reconciliations of the beginning and ending balances of the postretirement benefit obligation, funded status and amounts recognized in the Consolidated Balance Sheets related to postretirement medical and life insurance benefits:

                                                                                          DECEMBER 31,
                                                                                     ---------------------
                                                                                      2000          2001
                                                                                     -------       -------
                                                                                         (THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year ........................................   $ 7,640       $ 8,168
  Service cost ...................................................................       109           123
  Interest cost ..................................................................       576           679
  Effect of plan amendments ......................................................    (1,750)         --
  Actuarial losses ...............................................................     2,051         1,356
  Benefits paid, net of participant contributions ................................      (458)         (565)
                                                                                     -------       -------
  Benefit obligation at end of year ..............................................     8,168         9,761
                                                                                     -------       -------
Change in plan assets:
  Fair value of plan assets at beginning of year .................................      --            --
  Employer contributions .........................................................       458           565
  Benefits paid, net of participant contributions ................................      (458)         (565)
                                                                                     -------       -------
  Fair value of plan assets at end of year .......................................      --            --
                                                                                     -------       -------
Reconciliation of funded status:
  Funded status ..................................................................    (8,168)       (9,761)
  Unrecognized prior service cost ................................................    (2,440)       (2,157)
  Unrecognized actuarial losses ..................................................       842         2,135
                                                                                     -------       -------

    Net amount recognized in Consolidated Balance Sheets as accrued benefit cost..   $(9,766)      $(9,783)
                                                                                     =======       =======

                                 ISP CHEMCO INC.

NOTE 14. BENEFIT PLANS -- (CONTINUED)

     For purposes of calculating the accumulated postretirement benefit obligation, the following assumptions were made. Retirees as of December 31, 2001 who were formerly salaried employees (with certain exceptions) were assumed to receive a Company subsidy of $400 to $1,000 per year. For retirees over age 65, this subsidy may be replaced byparticipation in a managed care program. With respect to retirees who were formerly hourly employees, most such retirees are subject to a $5,000 per person lifetime maximum benefit. Subject to such lifetime maximum, a 9% and 6% annual rate of increase in the Company's per capita cost of providing postretirement medical benefits was assumed for 2001 for such retirees under and over age 65, respectively. To the extent that the lifetime maximum benefits have not been reached, the foregoing rates were assumed to decrease gradually to an ultimate rate of 5% and 6%, respectively, by the year 2009 and remain at that level thereafter. The weighted-average assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.50% and 7.25% for 2000 and 2001, respectively.

     The health care cost trend rate assumption has an effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2000 and 2001 by $156,000 and $25,000, respectively, and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the years 2000 and 2001 by $11,000 and $2,000, respectively. A decrease of one percentage point in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2000 and 2001 by $138,000 and $22,000, respectively, and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the years 2000 and 2001 by $10,000 and $2,000, respectively.

NOTE 15. STOCK OPTION AND AWARD PLANS, LONG TERM INCENTIVE PLAN AND STOCK APPRECIATION RIGHTS

     ISP's 1991 Incentive Plan for Key Employees and Directors, as amended (the "1991 Plan"), authorized the grant of options to purchase a maximum of 13,000,000 shares of ISP's common stock. The Compensation Committee of the Board of Directors (the "Committee") determined the exercise price and vesting schedule of options granted under the 1991 Plan. In 1995 through 1999, ISP granted options to certain employees to purchase an aggregate of 3,217,020 shares of ISP's common stock at exercise prices ranging from $.625 to $5.625 below the fair market value of such shares on the date of grant. The difference between the exercise price and the fair market value of such shares on the date of grant is being recognized as compensation expense over the vesting period of 21/2 to 5 years. Compensation expense for such options was $0.8, $0.5 and $0.6 million in 1999, 2000 and 2001, respectively. All other employee options granted under the 1991 Plan have a term of nine years, have an exercise price equal to the fair market value of such shares on the date of grant and become exercisable at a rate determined by the Committee at the time of grant. Special vesting rules apply to options granted to non-employee directors. The 1991 Plan expired in accordance with its terms in June 2000, and no additional options will be granted under the 1991 Plan.

     Effective July 1, 2000, ISP adopted the 2000 Stock Option Plan for Non-Employee Directors (the "2000 Plan"), which was approved by ISP's stockholders in May 2001. The 2000 Plan authorizes the grant of options to purchase a maximum of 200,000 shares of ISP's common stock. Under the 2000 Plan, each non-employee director is granted a non-qualified stock option to purchase 5,000 shares of ISP's common stock (the "Initial Option") on the date such person becomes an eligible director and an additional non-qualified option to purchase 3,000 shares of ISP's common stock (an "Additional Option") on each anniversary of the date of grant of the Initial Option. The term of each option granted is nine years. Initial Options are subject to a three-year vesting period, commencing on the first anniversary of the date of grant, and Additional Options are subject to a one-year vesting period, becoming exercisable in full on the first anniversary of the date of grant. The exercise price of the options is equal to the fair market value of such shares on the date of grant. During 2000 and 2001, ISP granted 15,000 and 19,000 options, respectively, pursuant to the 2000 Plan, of which 28,000 options were outstanding at December 31, 2001.

                                 ISP CHEMCO INC.

NOTE 15. STOCK OPTION AND AWARD PLANS, LONG TERM INCENTIVE PLAN AND STOCK APPRECIATION RIGHTS -- (CONTINUED)

     The Company has elected the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and applies APB Opinion No. 25 and related interpretations in accounting for the 1991 Plan and the 2000 Plan (collectively, the "Plans"). If the Company had elected to recognize compensation cost based on the fair value of awards under the Plans at grant dates, the Company's pro forma net income (loss) for the years 1999, 2000 and 2001 would have been $70.1, $89.8 and $31.3 million, respectively. The SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, and the resulting pro forma compensation expense may not be indicative of pro forma expense in future years.

     The fair value of ISP's stock options used to compute pro forma net income and earnings per share is the estimated present value at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 6%; expected life of 6 years; expected volatility of 24%; and dividend yield of 0%.

     The following is a summary of transactions pertaining to the Plans:

                                             YEAR ENDED                YEAR ENDED                YEAR ENDED
                                          DECEMBER 31, 1999         DECEMBER 31, 2000         DECEMBER 31, 2001
                                        ---------------------     ---------------------     ---------------------
                                                    WEIGHTED                  WEIGHTED                   WEIGHTED
                                                     AVERAGE                   AVERAGE                    AVERAGE
                                        SHARES      EXERCISE       SHARES     EXERCISE       SHARES      EXERCISE
                                        (000'S)       PRICE        (000'S)      PRICE        (000'S)       PRICE
                                        ------       -------       ------      -------       ------      --------
Outstanding, January 1...............    6,989        $12.06        8,028      $10.93         4,625       $10.50
Granted..............................    3,468          9.47           20        6.12            19         8.68
Exercised............................     (292)         7.03          (87)       6.40          (208)        7.17
Exchanged for Incentive
  Plan Units.........................       --         --          (2,033)      10.94            --        --
Forfeited............................   (2,137)        12.78       (1,303)      11.62          (570)       11.71
                                        ------                    -------                    ------
Outstanding, December 31.............    8,028         10.93        4,625       10.50         3,866        10.49
                                        ======                    =======                    ======
Options exercisable, December 31.....    3,162         10.81        2,669       10.24         3,158        10.48
                                        ======                    =======                    ======

     Based on calculations using the Black-Scholes option-pricing model, the weighted-average fair value of options granted in 1999, 2000 and 2001 under the Plans for which the exercise price equaled the fair market value of such shares on the date of grant was $2.91, $1.81 and $4.06 per share, respectively, and such weighted-average fair value of options granted in 1999 for which the exercise price was less than the fair market value of such shares on the date of grant was $5.64; all options granted in 2000 and 2001 were at exercise prices equal to the fair market value at the date of grant.

     The following is a summary of the status of stock options outstanding and exercisable under the Plans as of December 31, 2001:

                                                 STOCK OPTIONS                             STOCK OPTIONS
                                                  OUTSTANDING                               EXERCISABLE
                                  -------------------------------------------         -------------------------
                                                                    WEIGHTED
                                                  WEIGHTED           AVERAGE                          WEIGHTED
                                                   AVERAGE          REMAINING                          AVERAGE
RANGE OF                           SHARES         EXERCISE         CONTRACTUAL        SHARES          EXERCISE
EXERCISE PRICES                    (000'S)          PRICE             LIFE            (000'S)           PRICE
-------------                      ------         ---------        -----------        ------          --------
$3.781 - $5.875.................     270           $ 4.69         3.65 years             153            $ 4.83
$5.876 - $8.938.................     882             7.47         2.01 years             866              7.46
$8.939 - $13.313................   2,031            10.84         5.29 years           1,609             11.00
$13.314 - $18.625...............     683            15.64         5.45 years             530             15.50
                                  ------                                              ------
Total...........................   3,866            10.49         4.45 years           3,158             10.48
                                  ======                                              ======

                                 ISP CHEMCO INC.

NOTE 15. STOCK OPTION AND AWARD PLANS, LONG TERM INCENTIVE PLAN AND STOCK APPRECIATION RIGHTS -- (CONTINUED)

     In February 2000, ISP adopted the 2000 Long Term Incentive Plan (the "Incentive Plan"), which authorizes the grant of incentive units ("Incentive Units") to eligible Company employees. The Incentive Plan is administered by the Committee, which in its sole discretion determines the number of Incentive Units to be granted to each employee. Generally, Incentive Units vest cumulatively, in 20% increments over five years, or in 10% increments every six months over five years. The value of Incentive Units is determined at the end of each fiscal quarter based on ISP's total Stockholders' Equity (excluding accumulated other comprehensive income and losses) divided by total common shares outstanding. The Incentive Plan will terminate five years after its effective date of February 2000, unless terminated sooner by the Committee.

     In 2000, employees exchanged an aggregate of 2,032,994 stock options granted under the 1991 Plan (discussed above) for an aggregate of 1,508,062 Incentive Units. An additional 2,052,725 Incentive Units were granted during 2000. At December 31, 2000, 3,342,049 Incentive Units were outstanding. In 2001, 1,272,751 Incentive Units were granted, and as of December 31, 2001, 4,206,614 Incentive Units were outstanding. Compensation expense for such Incentive Units was $2.0 and $3.8 million in 2000 and 2001, respectively.

     In 2000 and 2001, ISP issued restricted stock awards to two executives for 230,000 and 20,000 shares, respectively, of ISP's common stock pursuant to individual plan agreements. Such shares were issued subject to certain conditions with respect to transfer and other restrictions as prescribed by the plans. The restricted shares vest over a period of four to five years. Upon the issuance of the restricted shares, unearned compensation, equivalent to the market price of the shares on the date of grant, in the amount of $1.3 and $0.2 million in 2000 and 2001, respectively, was charged to ISP's Stockholders' Equity and is being amortized to compensation expense as the shares vest. Compensation expense in 2001 related to these restricted shares was $0.3 million. Also in 2000 and 2001, ISP granted two executives stock bonus awards totaling 75,000 and 13,055 shares, respectively, of ISP's common stock and, in connection with such awards and the vesting of the restricted stock awards, also made loans totaling $167,000 and $160,000, respectively, to such executives to enable them to satisfy certain withholding tax obligations. These loans are evidenced by recourse promissory notes that bear interest at the rate of 6.45% per annum. The loans for $167,000 were repaid on April 15, 2001. The loans for $160,000 were converted to demand notes with interest at the Applicable Federal Rate for Short Term Instruments. The value of the stock awards on the date of issuance, totaling $455,000 and $100,000, was charged to compensation expense in 2000 and 2001, respectively.

     ISP Holdings issued options in 1996 to certain employees to purchase 138,983 shares of ISP Holdings' redeemable convertible preferred stock ("Preferred Stock"), exercisable at a price of $111.44 per share. Each share of Preferred Stock was convertible, at the holder's option, into shares of common stock of ISP Holdings at a formula price based on the sum of the determined initial Book Value (as defined) plus interest on such Book Value at a specified rate. The options vested over seven years, subject to earlier vesting under certain circumstances including in connection with a change of control.

     ISP Holdings also issued stock appreciation rights ("SARs") in 1996 related to 27,748 shares of ISP Holdings' common stock. The SARs represented the right to receive a cash payment based upon the appreciation in value of the specified number of shares of common stock of ISP Holdings over the sum of the determined initial Book Value (as defined) per share of common stock of ISP Holdings plus interest on such Book Value at a specified rate. The SARs vested over a five-year period, subject to earlier vesting under certain circumstances including in connection with a change of control.

     As a result of the Merger (see Note 1), ISP Holdings' Preferred Stock option and SAR programs were terminated, and the Company charged $7.9 million against operating income for cash payments made in 1998 for amounts vested at that time. Additional expense is being recorded over the remaining vesting period from the date of the Merger through 2003, including $0.9 million in 1999, $0.4 million in 2000 and $0 in 2001.

                                 ISP CHEMCO INC.

NOTE 16. RELATED PARTY TRANSACTIONS

     Included in the Consolidated Balance Sheets are the following net receivable balances with related parties, which arise from operating transactions between the Company and its affiliates, including the sales of mineral products and the management agreement, as discussed below:

                                                                DECEMBER 31,
                                                           ---------------------
                                                              2000        2001
                                                           --------      -------
                                                               (THOUSANDS)

ISP Parent Company .....................................   $  2,676    $  1,199
ISP Investco ...........................................       --        29,974
Building Materials Corporation of America ("BMCA") .....     10,253       9,301
G-I Holdings ...........................................      1,610           2
Other ..................................................       (129)       (294)
                                                           --------    --------
Receivable from related parties, net ...................   $ 14,410    $ 40,182
                                                           ========    ========

     Included in the receivable from ISP Investco, effective as of the date of the Restructuring, is a long-term receivable of $28.6 million, representing an advance in 1995 by ISP (Belgium) N.V., a wholly owned subsidiary of the Company, to ISP (France) SA, a wholly owned subsidiary of ISP Investco. Prior to the date of the Restructuring, this receivable eliminated in the Company's consolidation. The advance was utilized by ISP (France) to finance its investment in ISP Ireland. The advance was made pursuant to a financing agreement which guarantees ISP (Belgium) an annual rate of return of 6% and is payable in 2010. Included in "Other income (expense)" in the Consolidated Statement of Income in 2001 for the period subsequent to the date of the Restructuring is interest income of $0.8 million related to this agreement.

     As discussed in Notes 8 and 20, in January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its asbestos-related claims. As a result, the Company, as of December 31, 2000, established a reserve for doubtful receivables from G-I Holdings of $2.7 million, representing $0.6 million of unpaid management fees (see below) and $2.1 million of other payments which the Company made on behalf of G-I Holdings.

     BMCA, an indirect subsidiary of G-I Holdings and an affiliate of the Company, and its subsidiaries purchase all of their colored roofing granules requirements from the Company under a requirements contract, except for the requirements of certain of their roofing plants which are supplied by a third party. Effective January 1, 2002, this contract was extended by the parties to expire on December 31, 2002. In 2001, BMCA and its subsidiaries purchased a total of $63.4 million of mineral products from the Company, representing 8.1% of the Company's total net sales and 78.6% of the Company's net sales of mineral products. Sales by the Company to BMCA and its subsidiaries totaled $57.3 and $59.3 million for 1999 and 2000, respectively. The receivable from BMCA and its subsidiaries for sales of mineral products as of December 31, 2000 and 2001 was $7.7 and $8.8 million, respectively.

     Pursuant to a management agreement (the "Management Agreement"), the Company, through a subsidiary, provides certain general management, administrative, legal, telecommunications, information and facilities services to certain of its affiliates, including the ISP parent company, ISP Investco and BMCA. Charges by the Company for providing such services aggregated $6.1, $6.1 and $8.9 million for 1999, 2000 and 2001, respectively, and are reflected as reductions of "Selling, general and administrative" expense. Such charges consist of management fees and other reimbursable expenses attributable to, or incurred by the Company for the benefit of, the respective parties, which are based on an estimate of the costs the Company incurs to provide such services. The receivable from such affiliates for management fees as of December 31, 2000 and 2001 was $1.5 and $2.2 million, respectively. The Management Agreement also provides that the Company pay to a subsidiary of G-I Holdings lease payments for the use of one of the Company's sales offices. Effective January 1, 2001, the Management Agreement was amended to extend the term of the agreement through December 31, 2002, to provide for the automatic extension of the agreement

                                 ISP CHEMCO INC.

NOTE 16. RELATED PARTY TRANSACTIONS -- (CONTINUED)

for successive quarterly periods unless the agreement is terminated by a party, and to adjust the management fees payable thereunder. In addition, as part of the Restructuring in June 2001, the Management Agreement was amended to incorporate internal investment-related services to ISP Investco for managing ISP Investco's short-term investment portfolio and generating investment income. The Company and BMCA also allocate a portion of the management fees payable by BMCA under the Management Agreement to separate lease payments for the use of BMCA's headquarters. Based on the services provided by the Company in 2001 under the Management Agreement, the aggregate amount payable to the Company under the Management Agreement for 2002, net of the lease payments to the subsidiary of G-I Holdings, is expected to be approximately $10.3 million.

     Under the terms of the Company's previous bank credit facility, the Company or any of its subsidiaries were permitted to make loans to affiliates, and provide letters of credit issued for the benefit of such affiliates, up to an aggregate amount not to exceed $75.0 million at any time, of which $1.1 million was utilized at December 31, 2000 in the form of a long-term loan to the ISP parent company. The Company and its subsidiaries also borrowed from the ISP parent company at the same rates available to the Company under the previous bank credit facility. At December 31, 2000, the Company had $50.0 million in long-term borrowings from the ISP parent company pursuant to a note agreement which was to have matured in December 2006 and $25.0 million in short-term borrowings. Net interest expense on net borrowings from the ISP parent company was $3.2, $3.2 and $3.6 million in 1999, 2000 and 2001, respectively. All such loans were transferred to the Company's parent company, International Specialty Holdings Inc., in connection with the Restructuring.

     In September 1999, ISP granted its President and Chief Executive Officer the right to purchase, and such officer purchased, 318,599 shares of ISP's common stock held in treasury for a purchase price of $9.563 per share, or an aggregate of $3.047 million. Pursuant to the purchase agreement, ISP loaned such officer $3.047 million to purchase the shares of common stock, which loan is evidenced by a recourse demand note with interest at the Applicable Federal Rate for Short Term Instruments. The principal amount of the note is payable in four installments from June 2001 through January 2004. However, if this officer remains continuously employed by the Company through each installment date, the principal amount due on such installment date will be forgiven. As the loan is forgiven, compensation expense is being recorded, including $762,000 in the year 2001.

NOTE 17. BUSINESS SEGMENT INFORMATION

     The Company is a leading multinational manufacturer of a broad spectrum of specialty chemicals and mineral products. In addition to the Mineral Products business segment, the Company operates its Specialty Chemicals business through three reportable business segments, organized based upon the markets for their products and the internal management of the Company, as follows:

     PERSONAL CARE products serve as critical ingredients in the formulation of many well-known skin care, hair care, toiletry and cosmetic products. Skin care ingredients include sunscreen actives, waterproofing agents, preservatives, emollients and moisturizers. Hair care ingredients include a number of specially formulated fixative resins for hairsprays, mousses and gels, as well as thickeners and stabilizers for shampoos and conditioners.

     PHARMACEUTICAL, FOOD AND BEVERAGE products are sold to these three government-regulated industries. In the pharmaceutical market, the Company's products serve as key ingredients in prescription and over-the-counter tablets, injectable prescription drugs and serums, cough syrups, antiseptics, toothpastes and denture adhesives. The Company's food products are comprised of the alginates business which was acquired in October 1999 (see Note 9). The Company's alginates products are used as stabilizers in many well-known consumer products. The Company's specialty polymers serve the beverage market by assuring the clarity and extending the shelf life of beer, wine and fruit juices.

                                 ISP CHEMCO INC.

NOTE 17. BUSINESS SEGMENT INFORMATION -- (CONTINUED)

     PERFORMANCE CHEMICALS, FINE CHEMICALS AND INDUSTRIAL. The Company's Performance Chemicals business includes acetylene-based polymers, vinyl ether monomers, and advanced materials for consumer, agricultural and industrial applications. The Company's acetylene-based chemistry produces a number of performance polymers for use in a wide range of markets including coatings, agriculture, imaging, detergents, electronics and metalworking. The Company manufactures a broad range of highly specialized fine chemicals which are sold to the pharmaceutical, biotechnology, agricultural and imaging markets, including bulk pharmaceuticals, pharmaceutical intermediates, and pheromones for use in insect population measurement and control. The Company's Industrial business markets several intermediate and solvent products, such as butanediol, tetrahydrofuran (THF) and N-methyl pyrrolidone (NMP), which are sold primarily to industrial markets for use in high performance plastics, lubricating oil and chemical processing, electronics cleaning, and coatings.

     MINERAL PRODUCTS. The Company manufactures ceramic-coated colored roofing granules that are sold primarily to the North American roofing industry for use in the production of asphalt roofing shingles.

     The following segment data are presented based on the Company's internal management reporting system for the four reportable business segments. The Company evaluates segment performance based on operating income. Therefore, the measure of profit or loss that is reported to management for each segment is operating income. Interest expense, other income items and income taxes are not allocated to the business segments for management reporting. At this time, the Company's internal management reporting system does not report assets by segment for the three specialty chemicals reportable segments (Personal Care; Pharmaceutical, Food and Beverage; and Performance Chemicals, Fine Chemicals and Industrial), as many of the Company's plant assets are utilized by several of the segments. Therefore, the following asset-related segment data are presented only for Specialty Chemicals and Mineral Products.

     Sales of Mineral Products to BMCA and its subsidiaries in 1999, 2000 and 2001 accounted for 65.7%, 82.5% and 78.6%, respectively, of the Company's net sales of Mineral Products, representing 7.3%, 7.6% and 8.1%, respectively, of the Company's total net sales. No other customer accounted for more than 5% of the Company's total net sales in 1999, 2000 or 2001.

                                 ISP CHEMCO INC.

NOTE 17. BUSINESS SEGMENT INFORMATION -- (CONTINUED)

                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                       ---------------------------------------------
                                                                                         1999              2000              2001
                                                                                       --------          --------          --------
                                                                                                        (MILLIONS)
Net sales:
  Personal Care ................................................................       $  187.1          $  189.0          $  196.2
  Pharmaceutical, Food and Beverage ............................................          177.3             232.8             234.6
  Performance Chemicals, Fine Chemicals and Industrial .........................          335.7             290.2             275.7
                                                                                       --------          --------          --------
    Total Specialty Chemicals ..................................................          700.1             712.0             706.5
  Mineral Products(1) ..........................................................           87.3              71.9              80.7
                                                                                       --------          --------          --------
Net sales ......................................................................       $  787.4          $  783.9          $  787.2
                                                                                       ========          ========          ========
Operating income(2):
  Personal Care(3) .............................................................       $   47.1          $   33.2          $   34.0
  Pharmaceutical, Food and Beverage ............................................           40.7              48.0              48.5
  Performance Chemicals, Fine Chemicals and Industrial .........................           44.0               4.4              18.5
                                                                                       --------          --------          --------
    Total Specialty Chemicals ..................................................          131.8              85.6             101.0
  Mineral Products .............................................................           16.1               9.4              10.7
                                                                                       --------          --------          --------
    Total segment operating income .............................................          147.9              95.0             111.7
  Unallocated corporate office (expenses) income ...............................           (1.0)              1.7               1.1
  (Provision) benefit for restructuring(4) .....................................           (0.4)            (14.4)              0.5
                                                                                       --------          --------          --------
Total operating income .........................................................          146.5              82.3             113.3
Interest expense and other income (expense), net ...............................          (71.6)             59.7             (60.0)
                                                                                       --------          --------          --------
Income from continuing operations before income taxes ..........................       $   74.9          $  142.0          $   53.3
                                                                                       ========          ========          ========
Assets:
  Specialty Chemicals ..........................................................       $1,182.0          $1,173.3          $1,250.9
  Mineral Products .............................................................          153.3             152.9             147.5
  General Corporate(5) .........................................................          469.8             597.3             306.3
                                                                                       --------          --------          --------
Total assets ...................................................................       $1,805.1          $1,923.5          $1,704.7
                                                                                       ========          ========          ========
Capital expenditures and acquisitions:
  Specialty Chemicals ..........................................................       $  101.4          $   53.8          $   95.9
  Mineral Products .............................................................            7.5               4.6               5.5
                                                                                       --------          --------          --------
Total ..........................................................................       $  108.9          $   58.4          $  101.4
                                                                                       ========          ========          ========
Depreciation and amortization of goodwill and intangibles:
  Specialty Chemicals ..........................................................       $   53.0          $   55.9          $   59.1
  Mineral Products .............................................................           11.4              11.0              10.7
                                                                                       --------          --------          --------
Total ........................................................................         $   64.4          $   66.9          $   69.8
                                                                                       ========          ========          ========

-------------
(1) Includes sales to BMCA and its subsidiaries of $57.3, $59.3 and $63.4 million for 1999, 2000 and 2001, respectively.

(2) Operating income for 1999 and 2000 for the three Specialty Chemicals business segments has been reclassified to conform to the 2001 presentation, based on a reallocation of certain manufacturing costs.

(3) Personal Care operating income for the year 1999 includes a pre-tax gain of $8.5 million from the sale of the pearlescent pigments product line. See
     Note 6.

(4) Of the $14.4 million provision for restructuring in 2000, $11.9 million relates to the Personal Care business segment and $2.5 million relates to the Performance Chemicals, Fine Chemicals and Industrial business segment. Of the $0.5 million reversal of restructuring reserves in 2001, $0.4 million relates to the Personal Care business segment and $0.1 million relates to the Performance Chemicals, Fine Chemicals and Industrial business segment.

(5)  General Corporate assets prior to the Restructuring in June 2001 (see Note
     1) primarily represented the Company's investments in trading and available-for-sale securities and other short-term investments. The year 2001 includes $182.1 million of restricted cash which was used to redeem the remaining 2003 Notes on January 14, 2002 (see Note 13).

                                 ISP CHEMCO INC.

NOTE 18. GEOGRAPHIC INFORMATION

     Financial information set forth below for foreign operations represents sales and long-lived assets (property, plant and equipment) of foreign-based subsidiaries. Net sales are attributed to countries based on the location of customers and reflect the Company's internal management reporting system.

                                                                          YEAR ENDED DECEMBER 31,
                                                                ---------------------------------------------
                                                                  1999              2000              2001
                                                                --------          --------          --------
                                                                                 (MILLIONS)
Net sales:
  North America:
    United States ............................................. $  410.5          $  389.5          $  376.9
    Canada ....................................................     16.9              21.1              22.0
                                                                --------          --------          --------
      Total North America .....................................    427.4             410.6             398.9
                                                                --------          --------          --------
  Europe:
    Germany ...................................................     89.0              73.0              78.6
    United Kingdom ............................................     39.8              35.6              33.3
    France ....................................................     17.3              19.7              21.5
    Italy .....................................................     15.9              14.1              15.8
    Spain .....................................................     11.4              11.2              13.0
    Belgium ...................................................      5.6              10.5              13.1
    Switzerland ...............................................      7.7               9.3              11.3
    Other European countries ..................................     47.4              54.0              54.0
                                                                --------          --------          --------
      Total Europe ............................................    234.1             227.4             240.6
                                                                --------          --------          --------
  Asia-Pacific:
    Japan .....................................................     24.7              26.3              27.2
    South Korea ...............................................      9.3              13.9              16.0
    China .....................................................     12.7              15.9               9.2
    Australia .................................................     11.5              10.9              10.2
    Taiwan ....................................................      9.6              11.7               8.8
    Other Asia-Pacific countries ..............................     21.1              21.6              26.8
                                                                --------          --------          --------
      Total Asia-Pacific ......................................     88.9             100.3              98.2
                                                                --------          --------          --------
  Latin America:
    Mexico ....................................................     12.3              19.6              19.4
    Brazil ....................................................     12.7              16.6              16.4
    Other Latin American countries ............................     12.0               9.4              13.7
                                                                --------          --------          --------
      Total Latin America .....................................     37.0              45.6              49.5
                                                                --------          --------          --------
Total net sales ............................................... $  787.4          $  783.9          $  787.2
                                                                ========          ========          ========

                                 ISP CHEMCO INC.

NOTE 18. GEOGRAPHIC INFORMATION -- (CONTINUED)

                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                       ---------------------------------------------
                                                                                         1999              2000              2001
                                                                                       --------          --------          --------
                                                                                                        (MILLIONS)
Property, plant and equipment, net:

  United States ..............................................................         $  491.1          $  490.8          $  490.1
  Germany ....................................................................             48.0              43.7              36.9
  United Kingdom .............................................................             11.3              11.3              12.1
  All other foreign countries ................................................             14.8              12.9              17.6
                                                                                       --------          --------          --------
Total property, plant and equipment, net .....................................         $  565.2          $  558.7          $  556.7
                                                                                       ========          ========          ========

     Approximately 52% of the Company's sales in 2001 were in foreign countries which are subject to currency exchange rate fluctuation risks. See Note 2 for a discussion of the Company's policy to manage these risks. Certain countries in which the Company has sales are subject to additional risks, including high rates of inflation, exchange controls, government expropriation and general instability.

NOTE 19. GUARANTOR FINANCIAL INFORMATION

     As discussed in Note 13, in June 2001, the Company and three of its wholly owned subsidiaries issued $205.0 million aggregate principal amount of the 2011 Notes. On each of July 31, 2001 and November 13, 2001, the Company and those same three subsidiaries issued an additional $100.0 million of the 2011 Notes. The 2011 Notes are guaranteed by all of the Company's domestic subsidiaries, other than certain immaterial subsidiaries and the Company's accounts receivable financing subsidiary. These guarantees are full, unconditional and joint and several.

     ISP Global Technologies Inc., which is a guarantor of the 2011 Notes, is party to a License and Royalty Agreement with non-guarantor foreign affiliates. Under this agreement, the non-guarantor affiliates have been given license for the use of the Patent Rights, Know-how and Trademarks in connection with the manufacture, use and sale of ISP products.

     Presented below is condensed consolidating financial information for the Company, the guarantor subsidiaries and the non-guarantor subsidiaries. This financial information should be read in conjunction with the Consolidated Financial Statements and other notes related thereto. Separate financial information for the Company's guarantor subsidiaries and non-guarantor subsidiaries is not included herein because management has determined that such information is not material to investors.

                                 ISP CHEMCO INC.

NOTE 19. GUARANTOR FINANCIAL INFORMATION -- (CONTINUED)

                                 ISP CHEMCO INC.

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME

                          YEAR ENDED DECEMBER 31, 1999

                                                                                          NON-
                                                        PARENT         GUARANTOR       GUARANTOR
                                                       COMPANY       SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                      ---------      ------------     ------------     ------------    ------------
                                                                                      (THOUSANDS)
Net sales .....................................       $    --          $ 424,686        $ 362,670        $   --           $ 787,356
Intercompany net sales ........................            --            166,192           21,753         (187,945)            --
                                                      ---------        ---------        ---------        ---------        ---------
  Total net sales .............................            --            590,878          384,423         (187,945)         787,356
                                                      ---------        ---------        ---------        ---------        ---------
Cost of products sold .........................          (1,018)        (420,778)        (248,546)         187,945         (482,397)
Selling, general and administrative ...........            --            (99,750)         (50,618)                         (150,368)
Provision for restructuring, ..................            --               (410)            --                                (410)
Gain on sale of assets ........................            --              8,541             --                               8,541
Goodwill amortization .........................          (3,630)         (12,565)            --                             (16,195)
                                                      ---------        ---------        ---------        ---------        ---------
Operating income ..............................          (4,648)          65,916           85,259             --            146,527
Equity in income of subsidiaries ..............         154,063             --               --           (154,063)            --
Intercompany royalty income
  (expense), net ..............................            --             29,261          (29,261)                             --
Intercompany dividend income ..................            --             54,250             --            (54,250)            --
Interest expense ..............................         (35,098)         (18,512)         (15,152)                          (68,762)
Other income (expense), net ...................           1,783           (3,986)            (700)                           (2,903)
                                                      ---------        ---------        ---------        ---------        ---------
Income from continuing operations
  before income taxes .........................         116,100          126,929           40,146         (208,313)          74,862
Income tax (provision) benefit ................          12,039          (25,944)         (12,366)                          (26,271)
                                                      ---------        ---------        ---------        ---------        ---------
Income from continuing operations .............         128,139          100,985           27,780         (208,313)          48,591
                                                      ---------        ---------        ---------        ---------        ---------
Discontinued operation:
  Income from discontinued
    operation, net of income taxes ............            --               --              1,769                             1,769
  Gain on sale of discontinued
    operation, net of income taxes of $12,725..            --               --             23,529                            23,529
                                                      ---------        ---------        ---------        ---------        ---------
Income from discontinued operation ............            --               --             25,298             --             25,298
                                                      ---------        ---------        ---------        ---------        ---------
Net income ....................................       $ 128,139        $ 100,985        $  53,078        $(208,313)       $  73,889
                                                      =========        =========        =========        =========        =========

                                 ISP CHEMCO INC.

NOTE 19. GUARANTOR FINANCIAL INFORMATION -- (CONTINUED)

                                 ISP CHEMCO INC.
                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 2000

                                                                                          NON-
                                                        PARENT         GUARANTOR       GUARANTOR
                                                       COMPANY       SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                     -----------      -----------      -----------      -----------     -----------
                                                                                      (THOUSANDS)
Net sales .....................................       $    --          $ 413,384        $ 370,557        $    --          $ 783,941
Intercompany net sales ........................            --            180,628           12,213         (192,841)            --
                                                      ---------        ---------        ---------        ---------        ---------
  Total net sales .............................            --            594,012          382,770         (192,841)         783,941
                                                      ---------        ---------        ---------        ---------        ---------
Cost of products sold .........................            (443)        (418,222)        (288,775)         192,841         (514,599)
Selling, general and administrative ...........              66         (104,002)         (52,635)                         (156,571)
Provision for restructuring ...................            --            (14,429)            --                             (14,429)
Goodwill amortization .........................          (3,630)         (12,412)            --                             (16,042)
                                                      ---------        ---------        ---------        ---------        ---------
Operating income ..............................          (4,007)          44,947           41,360             --             82,300
Equity in income of subsidiaries ..............         146,387             --               --           (146,387)            --
Intercompany royalty income
  (expense), net ..............................            --             26,449          (26,449)                             --
Intercompany dividend income ..................            --             27,491             --            (27,491)            --
Interest expense ..............................         (34,716)         (16,917)         (20,714)                          (72,347)
Gain on contract settlement ...................            --              3,450             --                               3,450
Other income (expense), net ...................            (469)         (11,666)         140,749                           128,614
                                                      ---------        ---------        ---------        ---------        ---------
Income before income taxes ....................         107,195           73,754          134,946         (173,878)         142,017
Income tax (provision) benefit ................          12,462          (20,502)         (41,811)                          (49,851)
                                                      ---------        ---------        ---------        ---------        ---------
Net income ....................................       $ 119,657        $  53,252        $  93,135        $(173,878)       $  92,166
                                                      =========        =========        =========        =========        =========

                                 ISP CHEMCO INC.

NOTE 19. GUARANTOR FINANCIAL INFORMATION -- (CONTINUED)

                                 ISP CHEMCO INC.
                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                          YEAR ENDED DECEMBER 31, 2001

                                                                                          NON-
                                                        PARENT         GUARANTOR       GUARANTOR
                                                       COMPANY       SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                     -----------      -----------      -----------      -----------     -----------
                                                                                      (THOUSANDS)
Net sales .....................................       $    --          $ 392,350        $ 394,866        $    --          $ 787,216
Intercompany net sales ........................            --            200,826           29,916         (230,742)            --
                                                      ---------        ---------        ---------        ---------        ---------
  Total net sales .............................            --            593,176          424,782         (230,742)         787,216
                                                      ---------        ---------        ---------        ---------        ---------
Cost of products sold .........................            --           (423,738)        (307,841)         230,742         (500,837)
Selling, general and administrative ...........              40         (106,485)         (51,634)                         (158,079)
(Provision) benefit for restructuring .........            --                471             --                                 471
Gain on insurance settlement ..................            --              1,600             --                               1,600
Amortization of goodwill and
  intangibles .................................          (3,630)         (12,995)            (455)                          (17,080)
                                                      ---------        ---------        ---------        ---------        ---------
Operating income ..............................          (3,590)          52,029           64,852             --            113,291
Equity in income of subsidiaries ..............          70,423             --               --            (70,423)            --
Intercompany royalty income
  (expense), net ..............................            --             36,007          (36,007)                             --
Intercompany dividend income ..................            --             16,744             --            (16,744)            --
Interest expense ..............................         (26,224)         (35,812)         (10,461)                          (72,497)
Other income (expense), net ...................            (400)         (12,380)          25,268                            12,488
                                                      ---------        ---------        ---------        ---------        ---------
Income before income taxes ....................          40,209           56,588           43,652          (87,167)          53,282
Income tax (provision) benefit ................           9,304          (12,250)         (17,126)                          (20,072)
                                                      ---------        ---------        ---------        ---------        ---------
Income before cumulative effect of
  change in accounting principle ..............          49,513           44,338           26,526          (87,167)          33,210
Cumulative effect of change in
  accounting principle, net of income
  tax benefit of $216 .........................            --               (473)              33                              (440)
                                                      ---------        ---------        ---------        ---------        ---------
Net income ....................................       $  49,513        $  43,865        $  26,559        $ (87,167)       $  32,770
                                                      =========        =========        =========        =========        =========

                                 ISP CHEMCO INC.

NOTE 19. GUARANTOR FINANCIAL INFORMATION -- (CONTINUED)

                                 ISP CHEMCO INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                          YEAR ENDED DECEMBER 31, 2000

                                                                                          NON-
                                                        PARENT         GUARANTOR       GUARANTOR
                                                       COMPANY       SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                     -----------     ------------     ------------     ------------     ------------
                                                                                      (THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents ....................     $    --          $     2,884      $    11,879      $      --         $   14,763
  Investments in trading securities ............          --               --              279,381                           279,381
  Investments in available-for-sale
    securities .................................          --               --              222,444                           222,444
  Other short-term investments .................          --               --               18,893                            18,893
  Accounts receivable, trade, net ..............          --               15,417           73,756                            89,173
  Accounts receivable, other ...................          --                2,874           16,744                            19,618
  Receivable from related parties, net .........         (18,116)          33,500             (974)                           14,410
  Inventories ..................................          --               92,192           58,756                           150,948
  Other current assets .........................             (61)          20,532           16,466                            36,937
                                                     -----------      -----------      -----------      -----------       ----------
    Total Current Assets .......................         (18,177)         167,399          697,345             --            846,567
Investment in subsidiaries .....................       1,005,959          403,317             --         (1,409,276)            --
Intercompany loans .............................          18,591           24,541          (43,132)                             --
Due from (to) subsidiaries, net ................          25,372           (6,468)         (18,904)                             --
Property, plant and equipment, net .............            --            490,839           67,849                           558,688
Goodwill .......................................         136,274          352,758             --                             489,032
Long-term loan receivable from
  parent company ...............................           1,085           --                 --                               1,085
Other assets ...................................           3,144           24,704              322                            28,170
                                                     -----------      -----------      -----------      -----------       ----------
Total Assets ...................................     $ 1,172,248      $ 1,457,090      $   703,480      $(1,409,276)      $1,923,542
                                                     ===========      ===========      ===========      ===========       ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt ..............................     $      --         $     --        $   143,682      $      --         $  143,682
  Current maturities of long-term debt .........            --            224,383               36                           224,419
  Loan payable to parent company ...............            --               --             25,000                            25,000
  Accounts payable .............................             736           32,009           24,146                            56,891
  Accrued liabilities ..........................           1,215           51,454           24,982                            77,651
  Income taxes .................................          (5,865)         (57,415)          71,316                             8,036
                                                     -----------      -----------      -----------      -----------       ----------
    Total Current Liabilities ..................          (3,914)         250,431          289,162             --            535,679
Long-term debt less current maturities .........         398,871              259               12                           399,142
Long-term note payable to parent
  company ......................................          50,000             --               --                              50,000
Deferred income taxes ..........................            --            159,890           10,451                           170,341
Other liabilities ..............................          20,642           40,551              538                            61,731
Total Shareholder's Equity .....................         706,649        1,005,959          403,317       (1,409,276)         706,649
                                                     -----------      -----------      -----------      -----------       ----------
Total Liabilities and Shareholder's
  Equity .......................................     $ 1,172,248      $ 1,457,090      $   703,480      $(1,409,276)      $1,923,542
                                                     ===========      ===========      ===========      ===========       ==========

                                 ISP CHEMCO INC.

NOTE 19. GUARANTOR FINANCIAL INFORMATION -- (CONTINUED)

                                 ISP CHEMCO INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001

                                                                                          NON-
                                                        PARENT         GUARANTOR       GUARANTOR
                                                       COMPANY       SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                     -----------      -----------      -----------      -----------      -----------
                                                                                      (THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents .....................     $         5     $     3,611      $     7,214      $      --        $    10,830
  Restricted cash ...............................          81,130         101,000             --                             182,130
  Accounts receivable, trade, net ...............            --            12,325           74,286                            86,611
  Accounts receivable, other ....................             308           4,950           15,913                            21,171
  Income taxes receivable .......................          21,133          (3,395)         (11,995)                            5,743
  Receivable from related parties, net ..........             140          11,999             (540)                           11,599
  Inventories ...................................            --           121,861           68,721                           190,582
  Other current assets ..........................            --            25,005           16,548                            41,553
                                                      -----------     -----------      -----------      -----------      -----------
    Total Current Assets ........................         102,716         277,356          170,147             --            550,219
Investment in subsidiaries ......................         376,332         137,044             --           (513,376)            --
Intercompany loans ..............................          16,021          (4,538)         (11,483)                             --
Due from (to) subsidiaries, net .................            --            79,329          (79,329)                             --
Property, plant and equipment, net ..............            --           494,489           62,236                           556,725
Goodwill ........................................         132,644         361,883            2,875                           497,402
Long-term receivable from related party .........            --              --             28,583                            28,583
Other assets ....................................           1,487          57,306           13,001                            71,794
                                                      -----------     -----------      -----------      -----------      -----------
Total Assets ....................................     $   629,200     $ 1,402,869      $   186,030      $ (513,376)      $ 1,704,723
                                                      ===========     ===========      ===========      ===========      ===========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt ...............................     $      --       $      --        $       143      $      --        $       143
  Current maturities of long-term debt ..........         182,093           2,372               35                           184,500
  Accounts payable ..............................            --            25,612           18,107                            43,719
  Accrued liabilities ...........................           3,452          69,993           20,450                            93,895
                                                      -----------     -----------      -----------      -----------      -----------
    Total Current Liabilities ...................         185,545          97,977           38,735             --            322,257
Long-term debt less current maturities ..........            --           719,549                8                           719,557
Deferred income taxes ...........................            --           154,454            9,649                           164,103
Other liabilities ...............................          17,531          54,557              594                            72,682
Total Shareholder's Equity ......................         426,124         376,332          137,044         (513,376)         426,124
                                                      -----------     -----------      -----------      -----------      -----------
Total Liabilities and Shareholder's
  Equity ........................................     $   629,200     $ 1,402,869      $   186,030      $  (513,376)     $ 1,704,723
                                                      ===========     ===========      ===========      ===========      ===========

                                 ISP CHEMCO INC.

NOTE 19. GUARANTOR FINANCIAL INFORMATION -- (CONTINUED)

                                 ISP CHEMCO INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999

                                                                                                          NON-
                                                                       PARENT          GUARANTOR       GUARANTOR
                                                                       COMPANY        SUBSIDIARIES    SUBSIDIARIES     CONSOLIDATED
                                                                     -----------      ------------    ------------     ------------
                                                                                               (THOUSANDS)
Cash and cash equivalents, beginning of year ...................       $    --          $   1,237        $  21,021        $  22,258
                                                                       ---------        ---------        ---------        ---------
Cash provided by (used in) operating activities:
  Net income (loss) ............................................         (80,174)         100,985           53,078           73,889
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Income from discontinued operation .......................            --               --            (25,298)         (25,298)
      Gain on sale of assets ...................................            --             (8,541)            --             (8,541)
      Provision for restructuring ..............................            --                410             --                410
      Depreciation .............................................            --             39,305            8,886           48,191
      Goodwill amortization ....................................           3,630           12,565             --             16,195
      Deferred income taxes ....................................            --             47,372          (20,307)          27,065
      Unrealized gains on trading securities and
        other short-term investments ...........................            --               --               (267)            (267)
  (Increase) decrease in working capital items .................          (4,238)         (26,100)           6,405          (23,933)
  Purchases of trading securities ..............................            --               --           (134,552)        (134,552)
  Proceeds from sales of trading securities ....................            --               --            147,386          147,386
  Proceeds from sale of accounts receivable ....................            --               --              5,558            5,558
  (Increase) decrease in other assets ..........................              66           (3,171)           2,599             (506)
  Increase (decrease) in other liabilities .....................             534              623             (655)             502
  Other decreases in property, plant and equipment .............            --                609            5,265            5,874
  Decrease in receivable from related parties ..................           2,394            2,891              189            5,474
  Change in amounts due to (from) subsidiaries .................          (7,353)          (1,861)           9,214             --
  Change in investment in and advances to subsidiaries .........         160,569         (140,093)         (20,476)            --
  Change in cumulative translation adjustment ..................            --               --            (18,034)         (18,034)
  Other, net ...................................................               1           (1,013)              66             (946)
                                                                       ---------        ---------        ---------        ---------
  Net cash provided by continuing operations ...................          75,429           23,981           19,057          118,467
  Net cash provided by discontinued operation ..................            --               --              5,293            5,293
                                                                       ---------        ---------        ---------        ---------
Net cash provided by operating activities ......................          75,429           23,981           24,350          123,760
                                                                       ---------        ---------        ---------        ---------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisitions ........................            --            (82,048)         (26,878)        (108,926)
  Proceeds from sale of assets .................................            --             11,533             --             11,533
  Proceeds from sale of discontinued operation .................            --               --             62,000           62,000
  Purchases of available-for-sale securities ...................            --               --           (275,271)        (275,271)
  Purchases of held-to-maturity securities .....................            --               --             (2,870)          (2,870)
  Purchases of other short-term investments ....................            --               --             (5,600)          (5,600)
  Proceeds from sales of available-for-sale securities .........            --               --            255,749          255,749
  Proceeds from held-to-maturity securities ....................            --               --             12,633           12,633
  Proceeds from sales of other short-term investments ..........            --               --             14,716           14,716
                                                                       ---------        ---------        ---------        ---------
Net cash provided by (used in) investing activities ............            --            (70,515)          34,479          (36,036)
                                                                       ---------        ---------        ---------        ---------
Cash provided by (used in) financing activities:
  Decrease in short-term debt ..................................            --               --             (7,849)          (7,849)
  Increase in borrowings under revolving credit facility .......            --            162,400             --            162,400
  Repayments of long-term debt .................................            --           (200,372)              (6)        (200,378)
  Borrowings (repayments) with parent company ..................         (36,309)            --               --            (36,309)
  Change in net intercompany loans .............................         (31,640)          35,357           (3,717)            --
  Dividends and distributions to parent company ................         (27,000)          54,250          (54,250)         (27,000)
  Capital contribution from parent company .....................          21,810             --               --             21,810
                                                                       ---------        ---------        ---------        ---------
Net cash provided by (used in) financing activities ............         (73,139)          51,635          (65,822)         (87,326)
                                                                       ---------        ---------        ---------        ---------
Effect of exchange rate changes on cash ........................            --               --             (1,332)          (1,332)
                                                                       ---------        ---------        ---------        ---------
Net change in cash and cash equivalents ........................           2,290            5,101           (8,325)            (934)
                                                                       ---------        ---------        ---------        ---------
Cash and cash equivalents, end of year .........................       $   2,290        $   6,338        $  12,696        $  21,324
                                                                       =========        =========        =========        =========

                                 ISP CHEMCO INC.

NOTE 19. GUARANTOR FINANCIAL INFORMATION -- (CONTINUED)

                                 ISP CHEMCO INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000

                                                                                                          NON-
                                                                       PARENT          GUARANTOR       GUARANTOR
                                                                       COMPANY        SUBSIDIARIES    SUBSIDIARIES     CONSOLIDATED
                                                                     -----------      ------------    ------------     ------------
                                                                                               (THOUSANDS)

Cash and cash equivalents, beginning of year ...................       $   2,290        $   6,338        $  12,696        $  21,324
                                                                       ---------        ---------        ---------        ---------
Cash provided by (used in) operating activities:
  Net income (loss) ............................................         (54,221)          53,252           93,135           92,166
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for restructuring ..............................              --           14,429               --           14,429
      Depreciation .............................................              --           42,583            8,311           50,894
      Goodwill amortization ....................................           3,630           12,412               --           16,042
      Deferred income taxes ....................................              --           32,308          (20,255)          12,053
      Unrealized gains on trading securities and
        other short-term investments ...........................              --             --             (5,220)          (5,220)
  (Increase) decrease in working capital items .................           4,664          (44,841)          48,862            8,685
  Purchases of trading securities ..............................              --               --         (442,895)        (442,895)
  Proceeds from sales of trading securities ....................              --               --          292,339          292,339
  Proceeds (repayments) from sale of accounts
    receivable .................................................              --               --           (2,485)          (2,485)
  (Increase) decrease in other assets ..........................          (1,413)           6,426              715            5,728
  Increase (decrease) in other liabilities .....................          (2,348)           3,225             (200)             677
  Other decreases in property, plant and equipment .............              --            2,775            7,683           10,458
  Decrease in receivable from related parties ..................            (754)           6,209              785            6,240
  Change in amounts due to (from) subsidiaries .................         (22,715)          19,514            3,201               --
  Change in investment in and advances to
    subsidiaries ...............................................          51,270          (50,822)            (448)              --
  Change in cumulative translation adjustment ..................              --               --           (8,268)          (8,268)
  Other, net ...................................................              --            2,738              226            2,964
                                                                       ---------        ---------        ---------        ---------
Net cash provided by (used in) operating activities ............         (21,887)         100,208          (24,514)          53,807
                                                                       ---------        ---------        ---------        ---------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisitions ........................              --          (48,294)         (10,088)         (58,382)
  Purchases of available-for-sale securities ...................              --               --         (430,789)        (430,789)
  Proceeds from sales of available-for-sale securities .........              --               --          437,978          437,978
                                                                       ---------        ---------        ---------        ---------
Net cash used in investing activities ..........................              --          (48,294)          (2,899)         (51,193)
                                                                       ---------        ---------        ---------        ---------
Cash provided by (used in) financing activities:
  Increase in short-term debt ..................................              --               --           70,230           70,230
  Decrease in borrowings under revolving
    credit facility ............................................              --          (99,000)              --          (99,000)
  Repayments of long-term debt .................................              --          (10,428)            (187)         (10,615)
  Borrowings (repayments) with parent company ..................          35,224             --             (5,674)          29,550
  Change in net intercompany loans .............................         (16,145)          26,569          (10,424)              --
  Dividends and distributions to parent company ................         (25,000)          27,491          (27,491)         (25,000)
  Capital contribution from parent company .....................          25,518               --               --           25,518
                                                                       ---------        ---------        ---------        ---------
Net cash provided by (used in) financing activities ............          19,597          (55,368)          26,454           (9,317)
                                                                       ---------        ---------        ---------        ---------
Effect of exchange rate changes on cash ........................              --               --              142              142
                                                                       ---------        ---------        ---------        ---------
Net change in cash and cash equivalents ........................          (2,290)          (3,454)            (817)          (6,561)
                                                                       ---------        ---------        ---------        ---------
Cash and cash equivalents, end of year .........................       $      --        $   2,884        $  11,879        $  14,763
                                                                       =========        =========        =========        =========

                                 ISP CHEMCO INC.

NOTE 19. GUARANTOR FINANCIAL INFORMATION -- (CONTINUED)

                                 ISP CHEMCO INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2001

                                                                                                          NON-
                                                                         PARENT        GUARANTOR       GUARANTOR
                                                                         COMPANY      SUBSIDIARIES    SUBSIDIARIES     CONSOLIDATED
                                                                       ----------    ------------    ------------     ------------
                                                                                               (THOUSANDS)
Cash and cash equivalents, beginning of year ...................       $    --          $   2,884        $  11,879        $  14,763
                                                                       ---------        ---------        ---------        ---------
Cash provided by (used in) operating activities:
  Net income (loss) ............................................         (37,654)          43,865           26,559           32,770
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Cumulative effect of change in accounting
        principle ..............................................            --                473              (33)             440
      Provision (benefit) for restructuring ....................            --               (471)            --               (471)
      Depreciation .............................................            --             43,804            8,880           52,684
      Amortization of goodwill and intangibles .................           3,630           12,995              455           17,080
      Deferred income taxes ....................................            --             (5,065)            (720)          (5,785)
      Unrealized losses on trading securities and other
        short-term investments .................................            --               --              1,039            1,039
  (Increase) decrease in working capital items .................         (14,136)          38,591          (84,547)         (60,092)
  Purchases of trading securities ..............................            --               --           (217,335)        (217,335)
  Proceeds from sales of trading securities ....................            --               --            376,292          376,292
  Proceeds (repayments) from sale of
    accounts receivable ........................................            --               --               (423)            (423)
  (Increase) decrease in other assets ..........................           1,149           (4,662)           2,940             (573)
  Increase (decrease) in other liabilities .....................          (3,111)           1,650           (2,232)          (3,693)
  Other decreases in property, plant and equipment .............            --             (1,958)           8,747            6,789
  Decrease in receivable from related parties ..................         (18,256)          21,501              960            4,205
  Change in amounts due to (from) subsidiaries .................          25,372          (85,797)          60,425             --
  Change in investment in and advances to subsidiaries .........         335,547         (423,032)          87,485             --
  Change in cumulative translation adjustment ..................            --               --             (5,186)          (5,186)
  Other, net ...................................................             678            3,086              145            3,909
                                                                       ---------        ---------        ---------        ---------
Net cash provided by (used in) operating activities ............         293,219         (355,020)         263,451          201,650
                                                                       ---------        ---------        ---------        ---------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisitions ........................            --            (71,953)         (29,422)        (101,375)
  Purchases of available-for-sale securities ...................            --               --           (121,299)        (121,299)
  Proceeds from sales of available-for-sale securities .........            --               --             19,700           19,700
  Proceeds from sales of other short-term investments ..........            --               --             12,529           12,529
                                                                       ---------        ---------        ---------        ---------
Net cash used in investing activities ..........................            --            (71,953)        (118,492)        (190,445)
                                                                       ---------        ---------        ---------        ---------
Cash provided by (used in) financing activities:
  Decrease in short-term debt ..................................            --               --           (108,510)        (108,510)
  Proceeds from issuance of debt ...............................            --            628,332             --            628,332
  Decrease in borrowings under revolving
    credit facility ............................................            --           (100,750)            --           (100,750)
  Repayments of long-term debt .................................        (216,778)         (29,199)              (5)        (245,982)
  Borrowings (repayments) with parent company ..................          (1,085)            --             30,000           28,915
  Increase in restricted cash ..................................         (81,130)        (101,000)            --           (182,130)
  Financing fees and expenses ..................................            --            (15,506)            --            (15,506)
  Effect of Restructuring-- transfer of cash to ISP
    Investco LLC ...............................................            --               --            (22,220)         (22,220)
  Change in net intercompany loans .............................           2,570           29,079          (31,649)            --
  Dividends and distributions to parent company ................         (35,000)          16,744          (16,744)         (35,000)
  Capital contribution from parent company .....................          38,209             --               --             38,209
                                                                       ---------        ---------        ---------        ---------
Net cash provided by (used in) financing activities ............        (293,214)         427,700         (149,128)         (14,642)
                                                                       ---------        ---------        ---------        ---------
Effect of exchange rate changes on cash ........................            --               --               (496)            (496)
                                                                       ---------        ---------        ---------        ---------
Net change in cash and cash equivalents ........................               5              727           (4,665)          (3,933)
                                                                       ---------        ---------        ---------        ---------
Cash and cash equivalents, end of year .........................       $       5        $   3,611        $   7,214        $  10,830
                                                                       =========        =========        =========        =========

                                 ISP CHEMCO INC.

NOTE 20. COMMITMENTS AND CONTINGENCIES

   ASBESTOS LITIGATION AGAINST G-I HOLDINGS

     In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its asbestos-related bodily injury claims relating to the inhalation of asbestos fiber ("Asbestos Claims"). Neither the Company nor the assets or operations of the Company, which was operated as a division of a corporate predecessor of G-I Holdings prior to July 1986, have been involved in the manufacture or sale of asbestos products. The Company believes that it should have no legal responsibility for damages in connection with Asbestos Claims.

     ISP has been advised by its Chairman of the Board, Samuel J. Heyman, that in 2000, three actions were commenced by creditors or potential creditors of G-I Holdings, two of which were filed against Mr. Heyman and the third against Mr. Heyman and certain other stockholders of G-I Holdings. Two of the actions commenced in 2000 were effectively stayed and the third was dismissed as a result of the G-I Holdings Chapter 11 filing. In September 2001, the Official Committee of Unsecured Creditors of G-I Holdings filed a substantially similar action against Mr. Heyman. The actions allege, among other things, that the distribution by G-I Holdings of the capital stock of ISP to Mr. Heyman and certain G-I Holdings stockholders in January 1997 was without fair consideration and a fraudulent conveyance. These actions seek, among other things, to set aside such distribution and to require Mr. Heyman and such other stockholders to return to G-I Holdings the capital stock ISP held by them as well as an unspecified amount of damages. The defendants in such actions have advised ISP that they believe these actions are without merit and that the defendants intend to vigorously oppose them. However, if such actions were successful, the plaintiffs could seek to undo such distribution, which could result in a change of control of ISP. See Note 13 for a discussion of the Senior Credit Facilities.

   ENVIRONMENTAL LITIGATION

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims"), under the Comprehensive Environmental Response Compensation and Liability Act, Resource Conservation and Recovery Act and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or remedial obligations are imposed, a number of which Environmental Claims are in the early stages or have been dormant for protracted periods.

     The Company estimates that its liability with respect to all Environmental Claims (including those relating to its closed Linden, New Jersey plant described below), and certain other environmental compliance expenses, as of December 31, 2001, is approximately $26.6 million, before reduction for insurance recoveries reflected on the Company's Consolidated Balance Sheet (discussed below) of $21.7 million that relate to both past expenses and estimated future liabilities ("estimated recoveries"). While the Company cannot predict whether adverse decisions or events can occur in the future, in the opinion of the Company's management, the resolution of the Environmental Claims should not be material to the business, liquidity, results of operations, cash flows or financial position of the Company. However, adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, plans for development of the Linden, New Jersey property, and the liability and the financial responsibility of the Company's insurers and of the other parties involved at each site and their insurers, could cause the Company to increase its estimate of its liability in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability.

     After considering the relevant legal issues and other pertinent factors, the Company believes that it will receive the estimated recoveries and that the recoveries could be in excess of the current estimated liability for all Environmental Claims, although there can be no assurance in this regard. The Company believes it is entitled to substantially full defense and indemnity under its insurance policies for most Environmental Claims, although the Company's insurers have not affirmed a legal obligation under the policies to provide indemnity for those claims.

                                 ISP CHEMCO INC.

NOTE 20. COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

     In June 1997, G-I Holdings commenced litigation against the insurers on behalf of itself and its predecessors, successors, subsidiaries and related corporate entities seeking amounts substantially in excess of the estimated recoveries. While the Company believes that its claims are meritorious, there can be no assurance that the Company will prevail in its efforts to obtain amounts equal to, or in excess of, the estimated recoveries.

     In June 1989, the Company entered into a Consent Order with the New Jersey Department of Environmental Protection ("NJDEP") requiring the development of a remediation plan for its closed Linden, New Jersey plant and the maintenance of financial assurances (currently $7.5 million) to guarantee the Company's performance. This Consent Order does not address any potential natural resource damage claims for which an estimate cannot currently be made. In April 1993, the NJDEP issued orders which require the prevention of discharge of contaminated groundwater and stormwater from the site and the elimination of other potential exposure concerns. The Company believes, although it cannot be certain, that, taking into account its plans for development of the site, it can comply with the NJDEP order at a cost of approximately $17.0 million.

   LEASE COMMITMENTS

     Leases for certain equipment at the Company's mineral products plants are accounted for as capital leases and are included in "Property, plant and equipment, net," at December 31, 2000 and 2001 in the amount of $0.9 and $0.4 million, respectively. The Company also has operating leases for a sale-leaseback transaction related to its Freetown, Massachusetts manufacturing facility, which was entered into in 1998, and for transportation, production and data processing equipment and for various buildings and offices. Rental expense on operating leases was $17.3, $17.9 and $17.3 million for 1999, 2000 and 2001, respectively. Future minimum lease payments for properties which were held under long-term noncancelable leases as of December 31, 2001 were as follows:

                                                           CAPITAL     OPERATING
                                                           LEASES       LEASES
                                                           ------      ---------
                                                               (THOUSANDS)

2002.....................................................   $140        $10,491
2003....................................................     144          9,653
2004....................................................       4          8,454
2005....................................................       1          7,160
2006....................................................      --          1,130
Later years.............................................      --          7,009
                                                           -----       --------
Total minimum payments..................................     289        $43,897
                                                                       ========
Less interest included above............................     (18)
                                                           -----
Present value of net minimum lease payments.............    $271
                                                           =====

   OTHER MATTERS

     The Company has received site designation for the construction of a hazardous waste treatment, storage and disposal facility at its Linden, New Jersey property and has received approval from the New Jersey Turnpike Authority for a direct access ramp extension from the New Jersey Turnpike to the site. If the Company is successful in securing the necessary permits to construct and operate the hazardous waste facility and decides to proceed with this project, the Company would develop and operate the facility in a separate subsidiary, either on its own or in a joint venture with a suitable partner. The Company estimates that the cost of constructing the facility will be approximately $100 million and, if approved, the facility is anticipated to be in operation three years after commencement of construction. The Company anticipates utilizing internally generated cash and/or seeking project or other independent financing for this project. Accordingly, the Company would not expect such facility to impact materially its liquidity or capital resources. The Company is also investigating other development opportunities at this site consistent with a plan by the County of Union to re-develop the Tremley Point area of Linden. The Company expects that related planning and

                                 ISP CHEMCO INC.

NOTE 20. COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

evaluation efforts will continue through 2002. The net book value of the Linden property at December 31, 2001 was $15.8 million.

     See Note 8 for information regarding additional contingencies.

                                 ISP CHEMCO INC.

                         SUPPLEMENTARY DATA (UNAUDITED)
                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                               2000 BY QUARTER                   2001 BY QUARTER
                                                     ----------------------------------- ---------------------------------
                                                      FIRST   SECOND    THIRD   FOURTH   FIRST   SECOND    THIRD   FOURTH
                                                     -------  -------  -------  ------- -------  -------  -------  -------
                                                                                  (MILLIONS)
Net sales ........................................    $197.9   $200.3   $195.9   $189.8  $203.2   $203.3   $188.6   $192.1
Cost of products sold ............................     129.4    127.0    129.7    128.5   133.3    122.3    114.9    130.3
                                                      ------   ------   ------   ------  ------   ------   ------   ------
Gross profit .....................................    $ 68.5   $ 73.3   $ 66.2   $ 61.3  $ 69.9   $ 81.0   $ 73.7   $ 61.8
                                                      ======   ======   ======   ======  ======   ======   ======   ======
Operating income(1) ..............................    $ 25.7   $ 29.8   $ 24.1    $ 2.7  $ 26.1   $ 35.7   $ 30.7   $ 20.8
                                                      ======   ======   ======   ======  ======   ======   ======   ======
Income (loss) before income taxes ................    $ 12.9   $ 14.7   $ 41.8   $ 72.6  $ 35.7   $ 10.5    $ 9.2   $ (2.1)
Income tax (provision) benefit ...................      (4.3)    (5.3)   (14.7)   (25.5)  (12.6)    (3.7)    (3.2)    (0.6)
                                                      ------   ------   ------   ------  ------   ------   ------   ------
Income (loss) before cumulative effect
  of change in accounting principle ..............       8.6      9.4     27.1     47.1    23.1      6.8      6.0     (2.7)
Cumulative effect of change in
  accounting principle, net of
  income tax benefit .............................       --       --      --       --      (0.4)      --      --       --
                                                      ------   ------   ------   ------  ------   ------   ------   ------
Net income (loss) ................................    $  8.6    $ 9.4   $ 27.1   $ 47.1  $ 22.7   $  6.8   $  6.0   $ (2.7)
                                                      ======   ======   ======   ======  ======   ======   ======   ======

(1) Operating income for the fourth quarter of 2000 reflects a provision for restructuring of $14.4 million. See Note 4 to Consolidated Financial Statements.

                                                                     SCHEDULE II

                                 ISP CHEMCO INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                          YEAR ENDED DECEMBER 31, 1999
                                   (THOUSANDS)

                                                    BALANCE          CHARGED TO                          BALANCE
                                                   JANUARY 1,         COSTS AND                        DECEMBER 31,
                                                      1999            EXPENSES        DEDUCTIONS           1999
                                                   ---------          ---------       ----------       ------------
DESCRIPTION
-----------
Valuation and Qualifying Accounts Deducted
  from Assets to Which They Apply:
    Allowance for doubtful accounts .........       $ 2,494            $2,026          $ 1,109(a)        $ 3,411
    Reserve for inventory market valuation ..        21,360             5,063           11,275(a)         15,148
    Reserves for restructuring and staff
      reduction. ............................         9,342             2,273(c)        10,291(d)          1,324


                          YEAR ENDED DECEMBER 31, 2000
                                   (THOUSANDS)

                                              BALANCE      CHARGED TO      BALANCE                      BALANCE
                                             JANUARY 1,     COSTS AND    DECEMBER 31,                 DECEMBER 31,
                                                2000         EXPENSES     DEDUCTIONS       OTHER          2000
                                             ----------    ----------    ------------      -----         ------
DESCRIPTION
-----------
Valuation and Qualifying Accounts Deducted
  From Assets to which They Apply:
    Allowance for doubtful accounts ......    $ 3,411        $ 1,934        $  434(a)     $    --        $ 4,911
    Reserve for inventory market
      valuation ..........................     15,148         11,902         8,535(a)       3,798(b)      22,313
    Reserves for restructuring and staff
      reduction ..........................      1,324          3,613         1,324             --          3,613

                          YEAR ENDED DECEMBER 31, 2001
                                   (THOUSANDS)

                                               BALANCE     CHARGED TO                    BALANCE
                                              JANUARY 1,    COSTS AND                  DECEMBER 31,
                                                 2001       EXPENSES     DEDUCTIONS        2001
                                              ---------     ---------    ----------    ------------
DESCRIPTION
-----------
Valuation and Qualifying Accounts Deducted
  From Assets to which They Apply:
    Allowance for doubtful accounts ........    $ 4,911      $ 2,474       $ 1,913(a)     $ 5,472
    Reserve for inventory market valuation..     22,313       10,427         4,708(a)      28,032
    Reserves for restructuring and staff
      reduction ............................      3,613           --         3,613(e)          --

Notes:
------

(a) Represents write-off of uncollectible accounts net of recoveries, and the effects of foreign currency translation.

(b)  Represents balance acquired in acquisitions.

(c) Reflects a reserve  established for a staff  reduction  program in 1999 (see
    Note 4 to Consolidated Financial Statements).

(d) Includes $1,863 of excess reserves which were reversed and credited to the Consolidated Statement of Income (see Note 4 to Consolidated Financial Statements).

(e) Includes $471 of excess reserves which were reversed and credited to the Consolidated Statement of Income (see Note 4 to Consolidated Financial Statements).